Form 10-Q
period 1998-09-30
CONOCO INC /DE
filed 1998-11-18
CIK 1066806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14521

                                  CONOCO INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      51-0370352
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

                          600 NORTH DAIRY ASHFORD ROAD
                              HOUSTON, TEXAS 77079
                    (Address of Principal Executive Offices)
                                 (281) 293-1000
                        (Registrant's Telephone Number)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     191,456,427 shares of Class A Common Stock, $0.01 par value, and 436,543,573 shares of Class B, Common Stock, $0.01 par value, were outstanding as of November 11, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     CONOCO

                               TABLE OF CONTENTS

                                                               PAGE(S)
                                                               -------
Part I Financial Information
  Item 1. Financial Statements
       Combined Statement of Income.........................      1
       Combined Balance Sheet...............................      2
       Combined Statement of Cash Flows.....................      3
       Notes to Combined Financial Statements...............      4
       Pro Forma Combined Statements of Income..............      8
       Pro Forma Combined Balance Sheet.....................      9
       Notes to Pro Forma Combined Financial Statements.....     10
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations
       (a) Financial Condition..............................     13
       (b) Results of Operations............................     16
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     21
Part II Other Information
  Item 1. Legal Proceedings.................................     24
  Item 2. Changes in Securities and Use of Proceeds.........     24
  Item 5. Other Information
       (a) Disclosure Regarding Forward-Looking
        Information.........................................     25
       (b) Subsequent Event.................................     26
  Item 6. Exhibits and Reports on Form 8-K..................     26
Signature...................................................     27
Exhibit Index...............................................     28

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     CONOCO

                  COMBINED STATEMENT OF INCOME (NOTES 1 AND 2)
                                  (UNAUDITED)

                                                         THREE MONTHS
                                                             ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30             SEPTEMBER 30
                                                        ---------------   -----------------------------
                                                         1998     1997    1998 (NOTE 3)   1997 (NOTE 3)
                                                        ------   ------   -------------   -------------
                                                                (IN MILLIONS, EXCEPT PER SHARE)
Revenues
  Sales and Other Operating Revenues*.................  $5,916   $6,671      $17,264         $19,146
  Other Income........................................     113       28          251             153
                                                        ------   ------      -------         -------
          Total Revenues..............................   6,029    6,699       17,515          19,299
                                                        ------   ------      -------         -------
Cost and Expenses
  Cost of Goods Sold and Other Operating Expenses.....   3,624    4,321       10,378          11,988
  Selling, General and Administrative Expenses........     151      180          521             535
  Exploration Expenses................................      59      128          235             320
  Depreciation, Depletion and Amortization............     257      246          762             762
  Taxes Other Than on Income*.........................   1,529    1,395        4,425           4,064
  Interest and Debt Expense...........................     107        7          108              31
                                                        ------   ------      -------         -------
          Total Cost and Expenses.....................   5,727    6,277       16,429          17,700
                                                        ------   ------      -------         -------
Income Before Income Taxes............................     302      422        1,086           1,599
Provision for Income Taxes............................     119      133          373             723
                                                        ------   ------      -------         -------
Net Income............................................  $  183   $  289      $   713         $   876
                                                        ======   ======      =======         =======
Pro Forma Earnings Per Share (Note 4)
  Basic...............................................  $ 0.29   $ 0.46      $  1.14         $  1.39
  Diluted.............................................  $ 0.29   $ 0.45      $  1.12         $  1.38
Pro Forma Weighted Average Shares Outstanding (Note 4)
  Basic...............................................     628      628          628             628
  Diluted.............................................     637      637          637             637
*Includes petroleum excise taxes......................  $1,489   $1,353      $ 4,295         $ 3,930

                   See Notes to Combined Financial Statements

                                     CONOCO

                     COMBINED BALANCE SHEET (NOTES 1 AND 2)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  1998          1997
                                                              ------------   -----------
                                                                (DOLLARS IN MILLIONS)
Current Assets
  Cash and Cash Equivalents.................................    $    406      $  1,147
  Marketable Securities.....................................          90             7
  Accounts and Notes Receivable.............................       1,186         1,497
  Notes Receivable -- Related Parties.......................         126           490
  Inventories (Note 5)......................................       1,000           830
  Prepaid Expenses..........................................         347           236
                                                                --------      --------
          Total Current Assets..............................       3,155         4,207
                                                                --------      --------
Property, Plant and Equipment...............................      22,012        21,229
Less: Accumulated Depreciation, Depletion and
  Amortization..............................................     (10,660)      (10,401)
                                                                --------      --------
Net Property, Plant and Equipment...........................      11,352        10,828
                                                                --------      --------
Investment in Affiliates....................................       1,342         1,085
Long-Term Notes Receivable -- Related Parties...............          --           450
Other Assets................................................         527           492
                                                                --------      --------
          Total.............................................    $ 16,376      $ 17,062
                                                                ========      ========

LIABILITIES AND OWNER'S NET INVESTMENT AND
  ACCUMULATED OTHER COMPREHENSIVE LOSS

Current Liabilities
  Accounts Payable..........................................    $  1,434      $  1,090
  Short-Term Borrowings -- Related Parties..................         366           644
  Other Short-Term Borrowings and Capital Lease
     Obligations............................................          51            72
  Income Taxes..............................................         203           545
  Other Accrued Liabilities.................................       1,061         1,289
                                                                --------      --------
          Total Current Liabilities.........................       3,115         3,640
Long-Term Borrowings -- Related Parties.....................         922         1,450
Long-Term Borrowings -- Other Related Party.................       7,500            --
Other Long-Term Borrowings and Capital Lease Obligations....         105           106
Deferred Income Taxes.......................................       1,926         1,739
Other Liabilities and Deferred Credits......................       1,954         1,922
                                                                --------      --------
          Total Liabilities.................................      15,522         8,857
                                                                --------      --------
Commitments and Contingent Liabilities (Note 7)
Minority Interests..........................................         309           309
Owner's Net Investment......................................         714         8,087
Accumulated Other Comprehensive Loss........................        (169)         (191)
                                                                --------      --------
          Total Owner's Net Investment and Accumulated Other
            Comprehensive Loss..............................         545         7,896
                                                                --------      --------
          Total.............................................    $ 16,376      $ 17,062
                                                                ========      ========

                   See Notes to Combined Financial Statements

                                     CONOCO

                COMBINED STATEMENT OF CASH FLOWS (NOTES 1 AND 2)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Cash Provided by Operations
  Net Income................................................   $   713     $   876
  Adjustments to Reconcile Net Income to Cash Provided by
     Operations:
     Depreciation, Depletion and Amortization...............       762         762
     Dry Hole Costs and Impairment of Unproved Properties...        79         111
     Deferred Income Taxes..................................       164          85
     Income Applicable to Minority Interest.................        16          19
     Other Noncash Charges and Credits -- Net...............      (110)        (47)
                                                               -------     -------
     Cash Provided by Operations -- Before Changes in
      Operating Assets and Liabilities......................     1,624       1,806
     Decrease (Increase) in Operating Assets:
       Accounts and Notes Receivable........................       163         (45)
       Inventories..........................................      (155)       (119)
       Other Operating Assets...............................      (107)       (153)
     Increase (Decrease) in Operating Liabilities:
       Accounts Payable and Other Operating Liabilities.....       115         164
       Accrued Interest and Income Taxes....................      (376)       (112)
                                                               -------     -------
       Cash Provided by Operations..........................     1,264       1,541
                                                               -------     -------
Investment Activities
  Purchase of Property, Plant and Equipment.................    (1,412)     (2,051)
  Investment in Affiliates..................................      (315)       (241)
  Proceeds from Sales of Assets and Subsidiaries............       389         171
  Net Decrease (Increase) in Short-Term Financial
     Instruments............................................       (76)        (42)
                                                               -------     -------
     Cash Used for Investment Activities....................    (1,414)     (2,163)
                                                               -------     -------
Financing Activities
  Short-Term Borrowings -- Receipts.........................        --           3
                            -- Payments.....................       (18)         (3)
  Other Long-Term Borrowings -- Receipts....................        --          20
                                  -- Payments...............        (3)         (1)
  Transactions with Related Parties:
     Notes Receivable -- Receipts...........................       114         326
                        -- Payments.........................        --          --
     Borrowings -- Receipts.................................       927         376
                 -- Payments................................    (1,739)       (327)
     Net Contribution From Owner............................       113         348
  Increase (Decrease) in Minority Interests.................       (16)        (15)
                                                               -------     -------
     Cash Provided by (Used for) Financing Activities.......      (622)        727
                                                               -------     -------
Effect of Exchange Rate Changes on Cash.....................        31         (41)
                                                               -------     -------
Increase (Decrease) in Cash and Cash Equivalents............      (741)         64
Cash and Cash Equivalents at Beginning of Year..............     1,147         846
                                                               -------     -------
Cash and Cash Equivalents at September 30...................   $   406     $   910
                                                               =======     =======

Supplemental Schedule of Noncash Financing Activities:
  Dividends Paid to Owner (Note 2)..........................   $(8,200)    $    --
  Promissory Note Payable -- DuPont (Note 2)................     7,500          --
  Notes Receivable -- DuPont (Note 2).......................       700          --
                                                               -------     -------
       Total Noncash Financing Activities...................   $    --     $    --
                                                               =======     =======

                   See Notes to Combined Financial Statements

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1. BASIS OF PRESENTATION

     The initial public offerings (the "Offerings") of the Class A Common Stock of Conoco Inc., a subsidiary of E. I. DuPont de Nemours and Company ("DuPont"), commenced on October 21, 1998. Conoco's Class A Common Stock began trading on the New York Stock Exchange on October 22, 1998. The Offerings consisted of 191,456,427 shares of Class A Common Stock of Conoco Inc. issued at a price of $23 per share, and represented DuPont's first step in the planned divestiture of its entire petroleum business. Through its ownership of 100% of the Company's Class B Common Stock (436,543,573 shares), DuPont owns approximately 70% of the Company's Common Stock representing approximately 92% of the combined voting power of all classes of voting stock of the Company. Holders of Class A Common Stock are entitled to one vote per share and holders of the Class B Common Stock are entitled to five votes per share on each matter submitted to a vote of stockholders.

     In connection with the Offerings, the Company and DuPont gave certain current employees of the Company the option, subject to specific country tax and legal requirements, to participate in a program ("Option Program") involving the cancellation of all or part of their options to purchase DuPont common stock or SARs with respect to DuPont common stock and the issuance by the Company upon such cancellation of comparable options to acquire Class A Common Stock, or SARs with respect to Class A Common Stock. The program was deemed a change in the terms of certain awards granted to Conoco employees. As a result, the Company will incur a non-cash charge to compensation expense in the fourth quarter of 1998 of $183 after-tax.

     Throughout the period covered by the Combined Financial Statements, operations were conducted by Conoco Inc. and subsidiaries of Conoco Inc. These operations are collectively referred to herein as the Company or "Conoco". The accompanying Combined Financial Statements are presented on a carve-out basis and include the historical operations of entities owned by Conoco and operations transferred to Conoco by DuPont. In this context, no direct ownership relationship existed among all the various units comprising Conoco; accordingly, DuPont and its subsidiaries' net investment in Conoco ("Owner's Net Investment") is shown in lieu of Stockholder's Equity in the Combined Financial Statements. The Combined Financial Statements included herein have been prepared from DuPont's historical accounting records.

     These Combined Financial Statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. These statements should be read in conjunction with the Audited Combined Financial Statements for the year ended December 31, 1997 as presented in Conoco's Registration on Form S-1 (Registration No. 333-60119) as filed with the Securities and Exchange Commission ("Form S-1".)

2. RELATED PARTY TRANSACTIONS

     The Combined Financial Statements include significant transactions with DuPont involving services (such as cash management, other financial services, purchasing, legal, computer and corporate aviation) that were provided between Conoco and centralized DuPont organizations. The costs of services have been directly charged or allocated between Conoco and DuPont using methods management believes are reasonable. Such charges and allocations are not necessarily indicative of what would have been incurred if Conoco had been a separate entity. Amounts charged and allocated to Conoco for these services were $36 and $31 for the third quarter of 1998 and 1997 and $108 and $94 for the first nine months of 1998 and 1997, respectively, and are principally included in Selling, General and Administrative Expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $12 and $15 for the third quarter of 1998 and 1997 and $37 and $46 in the first nine months of 1998 and

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1997, respectively. These charges to DuPont were treated as reductions of Cost of Goods Sold and Other Operating Expenses and Selling, General and Administrative Expenses.

     Interest expense charged by DuPont was $117 and $31 for the third quarter of 1998 and 1997 and $172 and $96 for the first nine months of 1998 and 1997, respectively, and reflects market-based interest rates. A portion of historical related party interest cost and other interest expense of $12 and $25 for the third quarter of 1998 and 1997 and $69 and $69 in the first nine months of 1998 and 1997, respectively, was capitalized as costs associated with major construction projects. Interest income from DuPont was $12 and $1 for the third quarter of 1998 and 1997 and $45 and $7 for the first nine months of 1998 and 1997, respectively, and also reflects market-based interest rates.

     Sales and Other Operating Revenues include sales of products from Conoco to DuPont, principally natural gas and gas liquids to supply several DuPont plant sites. These sales totaled $108 and $89 in the third quarter of 1998 and 1997 and $317 and $320 for the first nine months of 1998 and 1997, respectively. Also included are revenues from insurance premiums charged to DuPont for property and casualty coverage outside the United States. These revenues totaled $4 and $5 in the third quarter of 1998 and 1997 and $14 and $16 for the first nine months of 1998 and 1997, respectively. Purchases of products from DuPont during these periods were not material. These intercompany arrangements between DuPont and Conoco, excluding insurance coverage provided to DuPont, will continue after the Offerings under transition service agreements or other long-term agreements. It is not anticipated that a change, if any, in these costs and revenues would have a material effect on the Company's results of operations or combined financial position.

     Accounts and Notes Receivable include amounts due from DuPont of $32 and $79 at September 30, 1998, and December 31, 1997, respectively, representing current month balances of transactions between Conoco and DuPont, mainly product sales and net interest on borrowings. Accounts Payable include amounts due DuPont of $108 and $4 at September 30, 1998, and December 31, 1997, respectively.

     Amounts representing notes receivable or borrowings from DuPont, including its subsidiary organizations, are identified for related parties and presented separately in the Combined Balance Sheet. The current portion of Notes Receivable represents the accumulation of a variety of cash transfers and operating transactions with DuPont. These balances are generally interest-bearing and represent net amounts of cash transferred for funding and cash management purposes and amounts charged between the companies for certain product and service purchases and asset transfers. The long-term portion of Notes Receivable and amounts shown for Short-Term and Long-Term Borrowings represent borrowings between Conoco and DuPont with established due dates at market-based interest rates, except for certain short-term non-interest bearing borrowings due DuPont of $492 that existed at December 31, 1997.

     In July 1998, a dividend was declared and paid by the Company in the form of a promissory note (the "Note") to DuPont in the aggregate principal amount of $7,500 bearing interest at a rate of 6.0125 percent per annum. The Note has a maturity date of January 2, 2000. The Note may be voluntarily prepaid without penalty or premium. The Note also provides for mandatory prepayments in the event cash proceeds are realized by the Company from the incurrence of indebtedness or the issuance of equity securities by the Company or its subsidiaries. The Note includes certain covenants and customary events of default, including failure to pay interest when due, certain events of bankruptcy of the Company and change of control. The consent of DuPont is also required prior to the Company entering into certain transactions. In September 1998, the Company declared a dividend of $700 representing a reduction of notes receivable from DuPont.

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

3. SPECIAL ITEMS

     Net income for the first nine months of 1998 included a gain of $23 from the sale of certain Upstream North Sea properties and a $31 tax benefit from the sale of an international Upstream subsidiary, partly offset by a $28 charge for
U. S. Downstream litigation. Net income for the first nine months of 1997 included a gain of $24 from the sale of certain Upstream U. S. properties, a gain of $30 from the sale of certain Upstream North Sea properties, a $23 charge for U. S. Downstream litigation, and a $30 tax benefit for Upstream and Downstream from a change in the U.K. tax rate.

4. EARNINGS PER SHARE

     The Company's historical capital structure is not indicative of its prospective structure since no direct ownership relationship existed among all the various units comprising Conoco. Accordingly, historical earnings per share have been presented on a pro forma basis in the Combined Financial Statements.

     Unaudited pro forma basic earnings per share includes the shares of both the Class A and Class B Common Stock deemed to be outstanding as of the date of the Offerings. Unaudited pro forma diluted earnings per share includes the dilutive effect of the 8.6 million shares of Conoco Class A Common Stock issuable upon exercise of Conoco stock options, after applying the treasury stock method, which will be issued upon cancellation of outstanding DuPont stock options, using the weighted-average exercise price of $62.97 per share of the outstanding options and the initial public offering price of $23 per share. In accordance with SEC Staff Accounting Bulletin No. 98, pro forma basic and diluted earnings per share have been presented.

5. INVENTORIES

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  1998          1997
                                                              ------------   -----------
Crude oil and petroleum products............................     $  845         $675
Other merchandise...........................................         25           25
Materials and supplies......................................        130          130
                                                                 ------         ----
                                                                 $1,000         $830
                                                                 ======         ====

6. COMPREHENSIVE INCOME

     The following sets forth the Company's comprehensive income for the periods shown:

                                                          THREE MONTHS    NINE MONTHS
                                                              ENDED          ENDED
                                                          SEPTEMBER 30    SEPTEMBER 30
                                                          -------------   ------------
                                                          1998    1997    1998   1997
                                                          -----   -----   ----   -----
Net Income..............................................  $183    $289    $713   $ 876
Other Comprehensive Income (Loss):
  Foreign Currency Translation Adjustment...............    49     (26)     22    (139)
  Minimum Pension Liability Adjustment..................    --      --      --      --
                                                          ----    ----    ----   -----
Comprehensive Income....................................  $232    $263    $735   $ 737
                                                          ====    ====    ====   =====

7. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at September 30, 1998, the Company has international obligations to

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

purchase, over periods up to twenty years, natural gas at prices that were in excess of current market prices. No material annual loss is expected from these long-term commitments, partially as a result of long-term sales contracts.

     The Company is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices, and claims for damages resulting from leaking underground storage tanks. As a result of the Separation Agreement with DuPont, the Company has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by the Company in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The Company believes the ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized but will not materially affect the combined financial position of the Company.

     The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2 to the Combined Financial Statements presented in Conoco's Form S-1. The Company has assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by the Company in the past that are included in the environmental accrual. At September 30, 1998, such accrual amounted to $135 and, in management's opinion, was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the combined financial position of the Company.

     The Company has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At September 30, 1998, these indirect guarantees totaled $19, and the Company or DuPont, on behalf of the Company, had directly guaranteed $1,319 of the obligations of certain affiliated companies and others. The Company, as of August 1, 1998, terminated the multiparty account banking agreement which provided for the indirect guarantee of bank account overdrafts of certain European DuPont subsidiaries. The Company now has a new multiparty banking agreement that provides for the indirect guarantee of bank account overdrafts for itself and its subsidiaries. No material loss is anticipated by reason of such agreements and guarantees.

                                     CONOCO

                     PRO FORMA COMBINED STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                         PRO FORMA                 OFFERINGS     PRO FORMA
                                             HISTORIC   ADJUSTMENTS   PRO FORMA   ADJUSTMENTS   AS ADJUSTED
                                             --------   -----------   ---------   -----------   -----------
                                                            (IN MILLIONS, EXCEPT PER SHARE)
Revenues...................................  $17,515       $ (45)(a)   $17,461       $  (6)(j)    $17,455
                                                              (9)(b)
Cost of Goods Sold and Other Operating
  Expenses.................................   10,378          --        10,378          --         10,378
Selling, General and Administrative
  Expenses.................................      521          --           521          --            521
Exploration Expenses.......................      235          --           235          --            235
Depreciation, Depletion and Amortization...      762          --           762          --            762
Taxes Other Than on Income.................    4,425          --         4,425          --          4,425
Interest and Debt Expense..................      108         224(a)        332        (178)(k)        154
                                             -------       -----       -------       -----        -------
Income Before Income Taxes.................    1,086        (278)          808         172            980
Provision for Income Taxes.................      373         (53)(c)       320          50(k)         370
                                             -------       -----       -------       -----        -------
Net Income.................................  $   713       $(225)      $   488       $ 122        $   610
                                             =======       =====       =======       =====        =======
Pro Forma Earnings Per Share:
  Basic....................................                                                          0.97
  Diluted..................................                                                          0.96
Pro Forma Weighted Average Shares
  Outstanding:
  Basic....................................                                                           628
  Diluted..................................                                                           637

                     PRO FORMA COMBINED STATEMENT OF INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                         PRO FORMA                 OFFERINGS     PRO FORMA
                                             HISTORIC   ADJUSTMENTS   PRO FORMA   ADJUSTMENTS   AS ADJUSTED
                                             --------   -----------   ---------   -----------   -----------
                                                            (IN MILLIONS, EXCEPT PER SHARE)
Revenues...................................  $19,299       $  (7)(a)   $19,263       $ (46)(j)    $19,217
                                                             (29)(b)
Cost of Goods Sold and Other Operating
  Expenses.................................   11,988          --        11,988          --         11,988
Selling, General and Administrative
  Expenses.................................      535          --           535          --            535
Exploration Expenses.......................      320          --           320          --            320
Depreciation, Depletion and Amortization...      762          --           762          --            762
Taxes Other Than on Income.................    4,064          --         4,064          --          4,064
Interest and Debt Expense..................       31         300(a)        331        (178)(k)        153
                                             -------       -----       -------       -----        -------
Income Before Income Taxes.................    1,599        (336)        1,263         132          1,395
Provision for Income Taxes.................      723        (114)(c)       609          31(k)         640
                                             -------       -----       -------       -----        -------
Net Income.................................  $   876       $(222)      $   654       $ 101        $   755
                                             =======       =====       =======       =====        =======
Pro Forma Earnings Per Share:
  Basic....................................                                                          1.20
  Diluted..................................                                                          1.19
Pro Forma Weighted Average Shares
  Outstanding:
  Basic....................................                                                           628
  Diluted..................................                                                           637

                                     CONOCO

                        PRO FORMA COMBINED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                                                              PRO FORMA
                                                       PRO FORMA       PRO       OFFERINGS       AS
                                           HISTORIC   ADJUSTMENTS     FORMA     ADJUSTMENTS   ADJUSTED
                                           --------   -----------   ---------   -----------   ---------
                                                              (DOLLARS IN MILLIONS)
Cash and Cash Equivalents................  $   406       $(20)(d)    $   386      $4,228(e)    $   135
                                                                                  (4,046)(f)
                                                                                     126(h)
                                                                                    (559)(i)
Restricted Cash..........................       --         --             --         559(i)        559
Marketable Securities....................       90         --             90          --            90
Accounts and Notes Receivable............    1,186         --          1,186          --         1,186
Notes Receivable -- Related Parties......      126         --            126        (126)(h)        --
Inventories..............................    1,000         --          1,000          --         1,000
Prepaid Expenses.........................      347         --            347          --           347
                                           -------       ----        -------      ------       -------
          Total Current Assets...........    3,155        (20)         3,135         182         3,317
Net Property, Plant and Equipment........   11,352         --         11,352          --        11,352
Investment in Affiliates.................    1,342         --          1,342          --         1,342
Other Assets.............................      527        (14)(d)        513          --           513
                                           -------       ----        -------      ------       -------
          Total Assets...................  $16,376       $(34)       $16,342      $  182       $16,524
                                           =======       ====        =======      ======       =======

                                LIABILITIES AND OWNER'S NET INVESTMENT

Accounts Payable.........................  $ 1,434       $ --        $ 1,434      $ (104)(f)   $ 1,330
Short-Term Borrowings -- Related
  Parties................................      366         --            366        (366)(f)        --
Other Short-Term Borrowings and Capital
  Lease Obligations......................       51         --             51          --            51
Income Taxes.............................      203         --            203          --           203
Other Accrued Liabilities................    1,061         --          1,061          --         1,061
                                           -------       ----        -------      ------       -------
          Total Current Liabilities......    3,115         --          3,115        (470)        2,645
                                           -------       ----        -------      ------       -------
Long-Term Borrowings -- Related
  Parties................................      922         --            922        (922)(f)         7
                                                                                       7(g)
Long-Term Borrowings -- Other Related
  Party..................................    7,500         --          7,500      (2,654)(f)     4,846
Other Long-Term Borrowings and Capital
  Lease Obligations......................      105         --            105          --           105
Deferred Income Taxes....................    1,926                     1,926          --         1,926
Other Liabilities and Deferred Credits...    1,954         --          1,954          --         1,954
                                           -------       ----        -------      ------       -------
          Total Liabilities..............   15,522                    15,522      (4,039)       11,483
                                           -------       ----        -------      ------       -------
Minority Interests.......................      309         --            309          --           309
Total Owner's Net Investment and
  Accumulated Other Comprehensive Loss...      545        (34)(d)        511       4,228(e)      4,732
                                                                                      (7)(g)
                                           -------       ----        -------      ------       -------
          Total Liabilities and Owner's
            Net Investment...............  $16,376       $(34)       $16,342      $  182       $16,524
                                           =======       ====        =======      ======       =======

              See Notes to Pro Forma Combined Financial Statements

                                     CONOCO

                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1. BASIS OF PRESENTATION

     The unaudited Pro Forma Combined Statements of Income of the Company for the nine months ended September 30, 1998 and September 30, 1997 and the unaudited Pro Forma Combined Balance Sheet as of September 30, 1998 (collectively the "Pro Forma Combined Financial Statements") have been prepared from Combined Financial Statements presented elsewhere in this Form 10-Q. The Pro Forma Combined Financial Statements are based on numerous assumptions and include the adjustments explained in Note 2 below. The unaudited Pro Forma Combined Statements of Income have been prepared as if the Offerings, Separation and Transactions (as defined below) had occurred as of the beginning of the period presented. The unaudited Pro Forma Combined Balance Sheet has been prepared as if the Offerings, Separation and Transactions had occurred as of September 30, 1998. As used herein, (i) the term "Separation" refers to the creation of a separate company composed of the oil and gas business and operations, and the associated assets and liabilities of such businesses and operations, previously owned by DuPont, all of which currently comprise the Company, and (ii) the term "Separation Agreement" refers to the Restructuring, Transfer and Separation Agreement between the Company and DuPont, which provides for, among other things, the principal transactions required to effect the Separation and the Offerings, including the transfer to the Company of oil and gas assets, the division between DuPont and the Company of certain liabilities, and certain other agreements governing the relationship between DuPont and the Company following the Separation and the Offerings.

     The Pro Forma Combined Financial Statements do not purport to represent what the results of operations or financial position of the Company would actually have been if the Offerings and Transactions had in fact occurred on such dates or to project the results of operations or financial position of the Company for any future date or period. These statements should be read in conjunction with, and are qualified by reference to the Combined Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q.

     In July 1998, a dividend of $7,500 was declared and paid in the form of a promissory note by the Company to DuPont. In September 1998, the Company declared a dividend of $700 representing a reduction of notes receivable from DuPont. Prior to or concurrently with the consummation of the Offerings, the following transactions occurred as provided for in the Separation Agreement: (a) to structure the Company on a stand-alone basis, certain subsidiaries and assets and liabilities were transferred between DuPont and Conoco; (b) intercompany loans in existence prior to the Offerings were settled to the extent specified;
(c) the Company delivered a promissory note to DuPont as settlement for DuPont stock options held by Conoco employees and other employee benefits related liabilities; (d) the Company used the net proceeds of the Offerings to repay a portion of indebtedness owed to DuPont; and (e) DuPont and Conoco entered into certain agreements with respect to employee benefit arrangements, information management, the provision of interim services, financing arrangements, tax sharing, environmental liabilities and various commercial arrangements. The transactions described above, excluding the Offerings, are referred to herein collectively as the "Transactions."

     The pro forma adjustments are based upon currently available information and contain certain estimates and assumptions. Should DuPont's ownership interest fall below 50 percent, pro forma Selling, General and Administrative expenses and guarantee and letter of credit fees would increase by approximately $15 to $20 on a full year basis. In addition, certain changes are scheduled to be made in services historically provided to DuPont by the Company. These changes primarily include ceasing to provide insurance coverage to DuPont which historically has been provided through a Company-owned captive insurance company and entering into new contractual commitments related to fees charged by Conoco for services provided to DuPont such as research and development and securing supplies of natural gas for various DuPont facilities. The effect of these scheduled changes are not expected to be material to the Company's results of operations and are not reflected in the Pro Forma Combined Financial Statements.

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     In connection with the Offerings, the Company and DuPont gave certain current employees of the Company the option, subject to specific country tax and legal requirements, to participate in the Option Program, which involves the cancellation of all or part of their options to purchase DuPont common stock or SARs with respect to DuPont common stock and the issuance by the Company upon such cancellation of comparable Class A Common Stock options, or SARs with respect to Class A Common Stock. The Option Program was deemed a change in the terms of certain awards granted to Conoco employees. As a result, the Company will incur a non-cash charge to compensation expense in the fourth quarter of 1998 of $183 after-tax. Since the cancellation and issuance is a one-time event occurring after the Offerings, the charge is not reflected in the Pro Forma Combined Financial Statements. Approximately 81 percent of all outstanding DuPont stock options and SARs held by Conoco employees were voluntarily canceled in the Option Program.

     Management believes the estimates and assumptions provide a reasonable basis for presenting the significant effects of the Offerings and Transactions as contemplated in the Separation Agreement, and that the pro forma adjustments give appropriate effect to these estimates and assumptions and are properly applied in the Pro Forma Combined Financial Statements.

2. PRO FORMA ADJUSTMENTS

  Unaudited Pro Forma Combined Statements of Income

     (a) Reflects a decrease in interest income due to settlement of Notes Receivable -- Related Parties and incremental interest expense resulting from the Company's new debt structure. The incremental interest expense was calculated by multiplying the Long-Term Borrowings -- Related Parties ($922), and Short-Term Borrowings -- Related Parties ($366) and the new Long-Term Borrowings -- Other Related Party ($7,500) by an annual interest rate of 6.0125 percent on those borrowings and subtracting the historical related party interest cost of $172 and $96 for the nine months ended September 30, 1998 and 1997, respectively. The historical related party interest cost is net of capitalized interest of $69 in both periods.

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
Decrease to Interest Income.................................       (45)             (7)
Increase to Interest and Debt Expense.......................       224             300

     (b) Reflects the impact of changes in currency exchange rates on certain intercompany loans denominated in foreign currencies purchased by the Company from DuPont as part of the restructuring and settlement of notes prior to the Offerings provided for in the Separation Agreement. These loans are to Western European petroleum operations for which the local currency has been designated as the functional currency.

     (c) Reflects the impact of the Pro Forma Adjustments (primarily increased interest expense resulting from the Company's new debt structure) and a separate return income tax calculation method on the Provision for Income Taxes. The historic tax provision was calculated on a loss benefit method (See Note 2 to the Combined Financial Statements in Conoco's Form S-1). In accordance with SEC Staff Accounting Bulletin No. 55, the Pro Forma Provision for Income Taxes is calculated using a separate return method. The Pro Forma Combined Statements of Income for the nine months ended September 30, 1998 and September 30, 1997 reflect an increase of $12 and a reduction of $19 respectively, in the Pro Forma Provision for Income Taxes, due to the change to the separate return method of presentation. The increase for the period ended September 30, 1998 is attributable to a reduction in tax benefits resulting from the transfer of international exploration subsidiaries from one tax jurisdiction to another, partially offset by utilization of additional foreign credits against the provision of U.S. taxes. The reduction for the period ended September 30, 1997 is attributable to the utilization of additional foreign tax credits against the provision for

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

U.S. taxes and an increase in tax benefits resulting from the transfer of international exploration subsidiaries from one tax jurisdiction to another. See also "Arrangements Between the Company and DuPont -- Tax Sharing Agreement" in Conoco's Form S-1.

  Unaudited Pro Forma Combined Balance Sheet as of September 30, 1998

     (d) The Company's Insurance Subsidiaries will refund prepaid insurance premiums of approximately $14 to DuPont. Additionally, an estimated $20 will be used to acquire certain other assets from DuPont in connection with the Offerings. As these assets are held under common control, they are accounted for at their historical book value. As a result, their acquisition at estimated fair value has been reflected as a charge to Owner's Net Investment. Any deferred tax assets related to these acquisitions have been fully reserved.

  Offering Adjustments

     (e) Represents the receipt by Conoco of $4,228 in proceeds from the Offerings (consisting of the sale of 191.5 million shares at $23 per share, net of underwriting discounts and commissions of $176).

     (f) Represents the use of net proceeds to repay the indebtedness to DuPont as described in "Part II, Item 2. Changes in Securities and Use of Proceeds."

     (g) The Separation Agreement provides that a subsidiary of the Company leave a portion of the Long-Term Borrowings -- Related Parties outstanding equal to the sum of: (i) an agreed level of future appreciation of DuPont stock options or SARs held by active Conoco employees who do not participate in the Option Program; (ii) an amount calculated to result in an approximately equal sharing between the Company and DuPont of the after-tax cost that would result from an assumed exercise of all DuPont stock options and SARs held by active Conoco employees outstanding immediately prior to the Offerings (including those to be cancelled upon issuance of Company stock options and SARs), based on the appreciated value of the options at the time of the Offerings; and (iii) $10.4 in consideration for estimated other employee benefits related liabilities assumed by DuPont for employees transferring between the two companies. Based on the value at the date of the Offerings and approximately 81 percent of all outstanding DuPont stock options and SARs being voluntarily cancelled in the Option Program, the principal amount to remain outstanding is $7.

     (h) Reflects the collection of the remaining balance in Notes Receivable -- Related Parties.

     (i) Represents a reclassification for restricted cash related to the excess of net proceeds of $559 to be used to repay borrowings due DuPont incurred subsequent to September 30, 1998. As provided in the Separation Agreement, the Company will have cash and cash equivalents and marketable securities of $225 and Long-Term Borrowings -- Other Related Party of $4,846.

     (j) Reflects the impact of changes in currency exchange rates on certain intercompany loans denominated in foreign currencies purchased by the Company from DuPont after the Offerings. These loans are to Western European petroleum operations for which the local currency has been designated as the functional currency.

     (k) Represents the reduction of interest expense and the associated increase in income taxes resulting from the payment to DuPont of the borrowings described in (f) and the tax impact of the adjustment described in (j) above.

3. EARNINGS PER SHARE

     Unaudited pro forma basic earnings per share includes both the shares of Class A and Class B Common Stock deemed to be outstanding as of the date of the Offerings. Pro forma diluted earnings per share includes the dilutive effect of the 8.6 million shares of Class A Common Stock issuable upon exercise of Company stock options, after applying the treasury stock method, which will be issued in the Option Program upon cancellation of outstanding DuPont stock options, using the weighted-average per share exercise price of $62.97 of the outstanding options and the $23 price per share of the Offerings. In accordance with SEC Staff Accounting Bulletin No. 98, pro forma basic and diluted earnings per share have been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first nine months of 1998 of $1,264 million was a decrease of $277 million versus the first nine months of 1997. Cash provided by operations before changes in operating assets and liabilities decreased $182 million compared to the first nine months of 1997, primarily due to lower net realized crude oil and natural gas prices partially offset by higher natural gas volumes and Downstream refining volumes. Negative changes to net operating assets and liabilities of $95 million were due to higher tax payments attributable to 1997 asset sales, a decrease in accounts payable largely offset by a decrease in accounts receivable due to lower crude oil prices and the timing of payments on other operating liabilities.

INVESTMENT ACTIVITIES

  CAPITAL EXPENDITURES AND INVESTMENTS

     The Company's capital expenditure program (including investments in affiliated companies) promotes the Company's growth-oriented business strategy by continuing to invest in existing core areas where efficiencies and profitability can be enhanced and by targeting funds into new high potential areas where long-term growth opportunities can be realized.

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (DOLLARS IN MILLIONS)
Upstream....................................................    1,352         2,040
Downstream..................................................      355           299
Corporate and Other.........................................       10             0
                                                                -----         -----
                                                                1,717         2,339
                                                                =====         =====
United States...............................................      728         1,373
International...............................................      989           966
                                                                -----         -----
                                                                1,717         2,339
                                                                =====         =====

  Upstream

     Upstream capital investments totaled $1,352 million in the first nine months of 1998, down approximately 34 percent from the first nine months of 1997 which included the $929 acquisition of natural gas properties and transportation assets in the Lobo Trend in South Texas (the "Lobo Acquisition"). The 1997 Lobo Acquisition added significant reserves and 1,150 miles of natural gas gathering and transportation pipeline, providing direct access to major Texas intrastate and interstate pipelines. As a result, the Company is the largest natural gas producer in the area, and one of the three largest natural gas producers in Texas.

  United States

     During the first nine months of 1998, the Company spent $583 million on capital projects in the United States, a decrease of 55 percent from the first nine months of 1997 which included the Lobo Acquisition of $929 million. Expenditures focused on development of the Lobo field, the Ursa field in deepwater Gulf of Mexico, the acquisition of exploratory acreage, and the expansion of onshore natural gas operations. The Ursa field development, operated by Shell, represents a major development project in the Gulf of Mexico. The project involves installing a new generation tension leg platform in approximately 3,800 feet of water. First production is scheduled for 1999.

  International

     International capital investments totaled $769 million in the first nine months of 1998, an increase of one percent from the first nine months of 1997. The Company completed its multi-year development program in the Britannia gas field in the U.K. North Sea and production began in August 1998. The Britannia gas field is one of the largest natural gas fields in the U.K. North Sea, and the Company's proved reserves in the field include 1.1 trillion cubic feet of natural gas and 52 million barrels of petroleum liquids at December 31, 1997. Britannia development is an example of the Company's strategy to increase production and reserves through large, long-lived projects. Other significant capital investments were made for exploratory drilling and development projects such as the Petrozuata joint venture in Venezuela, that began production in August 1998, the Visund field in the Norwegian North Sea and the Viking Phoenix project in the U.K. North Sea.

  Downstream

     Downstream capital investments totaled $355 million in the first nine months of 1998, an increase of 19 percent versus the first nine months of 1997, primarily reflecting the timing of expenditures in the United States for continued operations.

  United States

     During the first nine months of 1998, the Company spent $135 million on Downstream capital projects in the United States, up 48 percent from the first nine months of 1997, with the majority of these funds being used to support continuing operations and optimization of retail marketing operations. The Company also invested additional funds of $5 for an increased equity interest in Penreco, a joint venture with Pennzoil that produces and markets highly refined specialty petroleum products.

  International

     During the first nine months of 1998, the Company spent $220 million on Downstream international capital investments, up six percent from the first nine months of 1997. Expenditures in 1998 focused on strengthening the Company's retail marketing position in core markets such as Germany, Austria and the Nordic countries, expanding in targeted retail growth markets in Central and Eastern Europe, Spain, Turkey, and the Asia Pacific region, and completing the construction of the Melaka refinery, a joint venture with Petronas and Statoil, which began operations in the third quarter of 1998.

  Corporate and Other

     Corporate and Other capital expenditures totaled $10 million in the first nine months of 1998 associated with new corporate software in accordance with the Company's accounting policy for capitalization of computer software.

  PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     The Company's Investment Activities also include proceeds of $389 million for the first nine months of 1998, an increase of $218 million over the first nine months of 1997. The 1998 proceeds included $156 million for various Downstream assets in the U.S., as well as $91 million from the sale of certain upstream North Sea properties. These and other proceeds are a result of the Company's ongoing strategic portfolio upgrading and rationalization efforts.

FINANCING ACTIVITIES

     The Company's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. The Company believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its dividends, if any, debt service, capital expenditures, and working capital requirements.

     Prior to the Separation, the businesses transferred to the Company were funded through DuPont. Apart from limited recourse project financings related to various joint ventures, equipment lease facilities and financing of certain refinery equipment and other smaller financings, the Company has had limited indebtedness to third parties. For a period, after the Offerings, the Company's operations will be funded through related party debt with DuPont.

     In July 1998, the Company issued a promissory note (the "Note") to DuPont in the aggregate principal amount of $7,500 million bearing interest at a rate of 6.0125 percent per annum. The Note has a maturity date of January 2, 2000. The Note may be voluntarily prepaid without penalty or premium. The Note also provides for mandatory prepayments in the event cash proceeds are realized by the Company from the incurrence of indebtedness or the issuance of equity securities by the Company or its subsidiaries. The Note includes certain covenants and customary events of default, including failure to pay interest when due, certain events of bankruptcy of the Company and change of control. The consent of DuPont is also required prior to the Company entering into certain transactions.

     Total indebtedness owed to DuPont, following application of the net proceeds of the Offerings and associated cash settlement as described in Part II, Item 2, was $4,846 million outstanding under the Note and $7 million outstanding under the $827 million note discussed in the first paragraph of Part II, Item 2.

     On October 27, 1998, the Company and DuPont entered into a Revolving Credit Agreement under which DuPont will provide the Company with a revolving credit facility in principal amount of up to $500 million. The term of DuPont's commitment under this facility will begin upon satisfaction of certain conditions and continue until the earlier of (i) October 11, 1999 or (ii) (a) the date on which DuPont's direct or indirect voting power in the Company falls below 50 percent of the outstanding voting power of the Company or (b) DuPont's election to terminate its commitment as the result of an unremedied event of default. Loans under the Revolving Credit Agreement will be subject to mandatory prepayment to the extent the Company's cash and cash equivalents exceed $325 million or such higher amount as the Company and DuPont may agree. Loans under this facility will bear interest at a rate equal to 30-day LIBOR plus 0.20 percent per annum and may be voluntarily prepaid without penalty or premium. To date, the Company has not needed to borrow funds under this credit facility.

     The Company is obligated to repay all outstanding debt owed to DuPont at such time as DuPont's direct or indirect voting power in the Company falls below 50 percent of the outstanding voting power of the Company. The Company intends to refinance outstanding related party debt owed to DuPont with a combination of commercial paper, bank debt and public debt in 1999.

(B) RESULTS OF OPERATIONS

COMBINED RESULTS

     A summary of the Company's Sales and Other Operating Revenues and After-Tax Operating Income, by business segment, is as follows:

                                                    THREE MONTHS        NINE MONTHS
                                                        ENDED              ENDED
                                                    SEPTEMBER 30       SEPTEMBER 30
                                                   ---------------   -----------------
                                                    1998     1997     1998      1997
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
  Upstream.......................................  $1,103   $1,141   $ 3,578   $ 3,820
  Downstream.....................................   4,470    5,291    13,004    14,940
  Corporate and Other............................     343      239       682       386
                                                   ------   ------   -------   -------
     Total Sales and Other Operating Revenues....  $5,916   $6,671   $17,264   $19,146
                                                   ======   ======   =======   =======
AFTER TAX OPERATING INCOME
  Upstream.......................................
     United States...............................  $   48   $   55   $   192   $   296
     International...............................      70      134       285       347
                                                   ------   ------   -------   -------
          Total Upstream.........................  $  118   $  189   $   477   $   643
  Downstream.....................................
     United States...............................  $   75   $   69   $   161   $   199
     International...............................      39       54       134       105
                                                   ------   ------   -------   -------
          Total Downstream.......................  $  114   $  123   $   295   $   304
  Corporate and Other............................      (9)     (23)      (48)      (57)
                                                   ------   ------   -------   -------
     Total After-Tax Operating Income............  $  223   $  289   $   724   $   890
  Interest and Other Non-Operating Expenses Net
     of Tax......................................     (40)      --       (11)      (14)
                                                   ------   ------   -------   -------
COMBINED NET INCOME..............................  $  183   $  289   $   713   $   876
                                                   ======   ======   =======   =======

SPECIAL ITEMS

     Combined Net Income includes the following Special Items on an after-tax basis:

                                                        THREE MONTHS    NINE MONTHS
                                                           ENDED           ENDED
                                                        SEPTEMBER 30    SEPTEMBER 30
                                                        ------------    ------------
                                                        1998    1997    1998    1997
                                                        ----    ----    ----    ----
                                                           (DOLLARS IN MILLIONS)
UPSTREAM
Asset sales...........................................  $--     $ 30    $ 54    $ 54
Tax rate changes......................................   --       19      --      19
                                                        ---     ----    ----    ----
          Total Upstream Special Items................   --     $ 49    $ 54    $ 73
                                                        ===     ====    ====    ====
DOWNSTREAM
Tax rate changes......................................   --       11      --      11
Litigation............................................   --      (23)    (28)    (23)
                                                        ---     ----    ----    ----
          Total Downstream Special Items..............  $--     $(12)   $(28)   $(12)
                                                        ===     ====    ====    ====
TOTAL.................................................  $--     $ 37    $ 26    $ 61
                                                        ===     ====    ====    ====

     Special Items for the first nine months of 1998 reflect a $23 million gain on the sale of North Sea properties and a $31 million benefit from the sale of an international subsidiary, partly offset by $28 million charge for litigation accruals. In the first nine months of 1997, Special Items include a $24 million gain from the sale of certain U.S. assets, a $30 million gain from the sale of North Sea properties and $30 million in tax benefits from the U.K. tax rate change, offset by a $23 million charge for litigation accruals.

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     The Company had third quarter Combined Net Income of $183 million in 1998, down 37 percent from $289 million in the third quarter of 1997. The Company had Earnings Before Special Items of $183 million in the third quarter of 1998, down 27 percent from $252 million in the third quarter of 1997. Lower earnings primarily reflect lower net realized crude oil and natural gas prices and higher interest and debt expenses related to the $7,500 million promissory note, partly offset by higher natural gas volumes and lower exploration costs.

     Sales and Other Operating Revenues for the third quarter of 1998 were $5,916 million, down 11 percent from the third quarter of 1997, primarily due to lower crude oil and natural gas prices. The Company's worldwide net realized crude oil price was $12.29 per barrel for the quarter, down $5.67 per barrel, or 32 percent, from $17.96 per barrel in the third quarter of 1997 as global excess oil production continued to outpace the world's demand. Worldwide natural gas prices averaged $2.08 per thousand cubic feet (mcf) for the quarter, compared with $2.17 per mcf in the same period in 1997. Worldwide crude oil and condensate production in the third quarter of 1998 was 292,000 barrels per day versus 325,000 barrels per day in the third quarter 1997, a 10% decline primarily attributable to natural production declines and prior year property dispositions. Worldwide natural gas deliveries in the third quarter of 1998 were up 14 percent to 1,374 million cubic feet per day from 1,205 million cubic feet per day in the third quarter of 1997. U.S. natural gas deliveries were up 32 percent as a result of the Lobo Acquisition and related development drilling. International gas deliveries were down 13 percent from natural production declines, partly offset by new gas fields increasing production. Worldwide refined product sales were 1,081,000 barrels per day, down 1 percent versus 1997. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the third quarter of 1998 totaled $1,384 million, down 13 percent compared to $1,600 million in the third quarter of 1997, primarily due to lower crude oil prices.

     Cost of Goods Sold and Other Operating Expenses for the third quarter of 1998 totaled $3,624 million, a decrease of $697 million, or 16 percent, compared to $4,321 million in the third quarter of 1997, primarily due to lower feedstock costs.

     Selling, General and Administrative Expenses for the third quarter of 1998 totaled $151 million, a decrease of $29 million, or 16 percent, compared to $180 million in the third quarter of 1997, primarily due to lower overall compensation expense.

     Exploration Expenses for the third quarter of 1998 totaled $59 million, a decline of $69 million, or 54 percent, compared to $128 million in the third quarter of 1997, due to lower dry hole costs and lower overhead.

     Provision for Income Taxes for the third quarter of 1998 totaled $119 million, down 11 percent compared to $133 million for the third quarter of 1997. Income taxes are down primarily as a result of lower income in 1998, partially offset by a larger adjustment in deferred taxes in 1997 reflecting a U.K. tax rate change.

FIRST NINE MONTHS 1998 VERSUS FIRST NINE MONTHS 1997

     The Company had first nine months Combined Net Income of $713 million in 1998, down 19 percent from $876 million in the first nine months of 1997. The Company had Earnings Before Special Items of $687 million in the first nine months of 1998, down 16 percent from $815 million in the first nine months of 1997. Lower earnings primarily reflect lower net realized crude oil and natural gas prices, partly offset by increased U.S. natural gas volumes and refinery inputs.

     Sales and Other Operating Revenues for the first nine months of 1998 were $17,264 million, down 10 percent from the first nine months of 1997, primarily due to lower crude oil and natural gas prices and a decrease in worldwide refined product volumes and prices. The Company's worldwide net realized crude oil price was $12.82 per barrel for the first nine months of 1998, down $5.97 per barrel, or 32 percent, from $18.79 per barrel in the first nine months of 1997 as global excess oil production continued to outpace the world's demand. Worldwide natural gas prices averaged $2.28 per thousand cubic feet (mcf) for the first nine months of 1998, compared with $2.41 per mcf in the same period in 1997. The 1998 worldwide average gas price has improved after a very low realized price in the first quarter. Worldwide crude oil and condensate production in the first nine months of 1998 was 309,000 barrels per day versus 334,000 barrels per day in the same period in 1997, down seven percent, primarily due to natural production declines and prior year dispositions. Worldwide natural gas production in the first nine months of 1998 was up 10 percent to 1,330 million cubic feet per day from 1,208 million cubic feet per day in the first nine months of 1997 as a result of higher U.S. natural gas production which amounted to 856 million cubic feet, up 22 percent over the same period in 1997, attributed to the Lobo Acquisition and related developmental drilling. International volumes were lower due to natural production declines partly offset by new fields increasing production. Worldwide refined product sales were 1,016,000 barrels per day, down two percent versus 1997. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the first nine months of 1998 totaled $3,788 million, down seven percent compared to $4,092 million in the first nine months of 1997, primarily due to lower crude oil prices.

     Cost of Goods Sold and Other Operating Expenses for the first nine months of 1998 totaled $10,378 million, a decrease of $1,610 million, or 13 percent, compared to $11,988 million in the first nine months of 1997, primarily due to lower feedstock costs.

     Selling, General and Administrative Expenses for the first nine months of 1998 totaled $521 million, a decrease of $14 million, or 3 percent, compared to $535 million in the first nine months of 1997, primarily due to lower overall compensation expense partially offset by higher costs in international Downstream retail marketing expansion activities.

     Exploration Expenses for the first nine months of 1998 totaled $235 million, a decline of $85 million, or 27 percent, compared to $320 million in the first nine months of 1997, due to lower dry hole costs, lower amortization of non-producing leasehold properties in the United States, and lower overhead and operating costs, partially reflecting a shift in focus from geoseismic work to drilling in the current year.

     Provision for Income Taxes for the first nine months of 1998 totaled $373 million, down 48 percent compared to $723 million for the first nine months of 1997. Income taxes are down primarily due to lower income in 1998, increased oil production in countries with lower effective tax rates, and the favorable resolution of certain tax issues.

UPSTREAM SEGMENT RESULTS

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30    SEPTEMBER 30
                                                              -------------   -------------
                                                              1998    1997    1998    1997
                                                              -----   -----   -----   -----
                                                                  (DOLLARS IN MILLIONS)
After-Tax Operating Income..................................  $118    $189    $477    $643
Special Items...............................................    --     (49)    (54)    (73)
                                                              ----    ----    ----    ----
Earnings Before Special Items...............................  $118    $140    $423    $570
                                                              ====    ====    ====    ====

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     Upstream Earnings Before Special Items were $118 million in the third quarter of 1998, down 16 percent from $140 million in the third quarter of 1997. U.S. Upstream Earnings Before Special Items totaled $48 million in the third quarter of 1998, down 13 percent from $55 million in the comparable period of 1997. Lower U.S. Upstream Earnings were due to lower crude oil and natural gas prices and lower oil volumes due to prior asset dispositions and crude oil production declines. These factors more than offset increased natural gas production and lower exploration expenses. Natural gas volumes were up 32 percent, as production from the South Texas fields acquired in 1997 increased more than natural gas production declined elsewhere. Outside the United States, Upstream Earnings Before Special Items were $70 million, down 18 percent, from

$85 million in the comparable period in 1997, primarily attributable to lower prices for crude oil and natural gas, partly offset by lower exploration costs.

FIRST NINE MONTHS 1998 VERSUS FIRST NINE MONTHS 1997

     Upstream Earnings Before Special Items were $423 million in the first nine months of 1998, down 26 percent from $570 million in the first nine months of 1997. U.S. Upstream Earnings Before Special Items totaled $192 million in the first nine months of 1998, down 29 percent from $272 million in the comparable period of 1997. Lower U.S. Upstream Earnings were due to lower crude oil and natural gas prices and lower oil volumes due to prior asset dispositions and crude oil production declines. These factors more than offset the significant increased natural gas production and lower exploration expenses. Natural gas volumes were up 22 percent, as production from the South Texas fields acquired in 1997 increased more than natural gas production declined elsewhere. Outside the United States, Upstream Earnings Before Special Items were $231 million, down 22 percent, from $298 million in the comparable period in 1997 as a result of lower prices for crude oil and natural gas and lower natural gas volumes, partly offset by lower exploration cost and lower taxes.

DOWNSTREAM SEGMENT RESULTS

                                                           THREE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30    SEPTEMBER 30
                                                           -------------   -------------
                                                           1998    1997    1998    1997
                                                           -----   -----   -----   -----
                                                               (DOLLARS IN MILLIONS)
After-Tax Operating Income...............................  $114    $123    $295    $304
Special Items............................................    --      12      28      12
                                                           ----    ----    ----    ----
Earnings Before Special Items............................  $114    $135    $323    $316
                                                           ====    ====    ====    ====

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     Downstream Earnings Before Special Items were $114 million in the third quarter of 1998, down 16 percent from $135 million in the comparable period in 1997, due to lower refined product margins. U.S. Downstream Earnings Before Special Items were $75 million in the third quarter of 1998, down 18 percent from $92 million in the third quarter of 1997, from lower refined product margins. Downstream Earnings Before Special Items outside the United States were $39 million in the third quarter of 1998, down nine percent, from $43 million in the comparable period in 1997, reflecting weaker refining and marketing margins.

FIRST NINE MONTHS 1998 VERSUS FIRST NINE MONTHS 1997

     Downstream Earnings Before Special Items were $323 million for the first nine months of 1998, up two percent from $316 million in the comparable period in 1997. U.S. Downstream Earnings Before Special Items were $189 million for the first nine months of 1998, down 15 percent from $222 million for the first nine months of 1997, from lower refinery product margins. Downstream Earnings Before Special Items outside the United States were $134 million for the first nine months of 1998, up 43 percent from $94 million in the comparable period in 1997, reflecting higher refinery and marketing volumes that were only partly offset by slightly lower refining margins.

CORPORATE AND OTHER SEGMENT RESULTS

                                                           THREE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30    SEPTEMBER 30
                                                           -------------   -------------
                                                           1998    1997    1998    1997
                                                           -----   -----   -----   -----
                                                               (DOLLARS IN MILLIONS)
After-Tax Operating Income...............................   $(9)   $(23)   $(48)   $(57)

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     Corporate and Other Earnings were a loss of $9 for the third quarter of 1998, improved 61 percent from a loss of $23 for the comparable period in 1997, resulting from lower administrative costs.

FIRST NINE MONTHS 1998 VERSUS FIRST NINE MONTHS 1997

     Corporate and Other Earnings were a loss of $48 for the first nine months of 1998, improved 16 percent from a loss of $57 for the comparable period in 1997, resulting from lower administrative costs.

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30    SEPTEMBER 30
                                                              -------------   -------------
                                                              1998    1997    1998    1997
                                                              -----   -----   -----   -----
                                                                  (DOLLARS IN MILLIONS)
INTEREST AND OTHER CORPORATE NON-OPERATING EXPENSES NET OF
  TAX
     Net Interest Income (Expense)..........................  $(53)   $ 14    $(14)   $ 24
     Exchange Gains (Losses)................................    27      12      32      17
     Other Corporate Expenses(1)............................   (14)    (26)    (29)    (55)
                                                              ----    ----    ----    ----
               Total........................................  $(40)   $ --    $(11)   $(14)
                                                              ====    ====    ====    ====

---------------

(1) Includes financing costs and other non-operating items.

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

     Non-Operating Expenses for the third quarter of 1998 were $40 million, an increase of 100% versus the comparable period in 1997, primarily reflecting an increase in interest expense due to the additional debt in the third quarter of 1998 versus 1997.

FIRST NINE MONTHS 1998 VERSUS FIRST NINE MONTHS 1997

     Non-Operating Expenses for the first nine months of 1998 were $11 million, an improvement of $3 million versus $14 million for the same period in 1997. The improvement is primarily attributable to the lower general corporate expenses and higher exchange gains, partly offset by increased interest expense related to the $7,500 million promissory note.

TAX MATTERS

     As a result of the Separation and the Offerings, the Company will no longer be able to combine the results of its operations with those of DuPont in reporting income for U.S. federal income tax purposes and for state and non-U.S. income tax purposes in certain states and countries. The Company believes this will not have a material adverse effect on its earnings.

YEAR 2000

     Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue."

     The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management.

     The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with whom the Company interacts.

     In the information technology area, inventory and assessment audits in the mainframe and midrange environments have been completed with corrective action scheduled for completion in the fourth quarter of 1998, except for business application software which is expected to be completed in the fourth quarter of 1999. Inventory and assessment audits of telecommunications have been completed, with corrective action expected to be completed by the second quarter of 1999. Finally, inventory and assessment audits in the desktop environment have been completed, with corrective action expected to be completed in the third quarter of 1999.

     In the plant systems area, 75 percent of the Company's business units have completed their inventory and assessments audits; the remaining units are expected to complete this work in the fourth quarter of 1998. The Company is relying on vendor testing and certification with validation through limited internal testing and/or industry test results. Downtime for normally scheduled plant maintenance will be used to conduct testing, with corrective action expected to be completed in the second quarter of 1999.

     With respect to external parties, 80 percent of the Company's business units have completed their inventory audit of critical external parties. The remaining business units are expected to have completed this work in the fourth quarter of 1998. Risk assessment is expected to be completed in the fourth quarter of 1998, and monitoring of risk in this area will continue into 1999, as many external parties will not have completed their work.

     The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total estimated cost for the Company's Year 2000 work is $47 million. 1997 costs were $5 million, and 1998 costs through September 1998 were $15 million. Costs exclude expenditures for previously scheduled replacement systems.

     Failure to address a Year 2000 issue could result in business interruption that could materially affect the Company's operations, liquidity or capital resources. The Company has contingency plans to address other issues such as oil tanker spills and plant disruption. Typically these contingency plans address the results of single events while the scope of Year 2000 issues may cause multiple concurrent events for a longer duration. Development of contingency plans for multiple concurrent events is expected to be completed by the first quarter of 1999.

     There is still uncertainty around the scope of the Year 2000 issue. At this time the Company cannot quantify the impact of these potential failures. The Company's Year 2000 program and contingency plans are being developed to address issues within the Company's control. The program attempts to minimize, but does not eliminate, the issues of external parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     The Company operates in the worldwide crude oil, refined product, natural gas and natural gas liquids markets and is exposed to fluctuations in interest rates, foreign currency exchange rates and hydrocarbon prices that can affect revenues and cost of operating, investing and financing. The Company's management has and intends to use financial and commodity based derivative contracts to reduce the risk in the Company's overall earnings and cash flow when the benefits of avoiding disruption of the Company's value creation process (primarily long-term exploration and capital investment programs) are anticipated to more than offset the risk management costs involved.

     The Company has established a Financial Risk Management Policy Framework that provides guidelines for entering into contractual arrangements (derivatives) to manage the Company's commodity price, foreign currency exchange rate, and interest rate risks. The Conoco Risk Management Committee has ongoing responsibility for the content of this policy and has principal oversight responsibility for compliance with the policy framework by ensuring proper procedures and controls are in place. These procedures establish derivative control and valuation processes, routine monitoring and reporting requirements and counterparty credit approval procedures. Additionally, the Company's internal audit group conducts routine reviews of these risk management activities to assess the adequacy of internal controls, and audit results are reviewed by the Conoco Risk Management Committee and by operating management.

     The counterparties to these contractual arrangements are limited to major financial institutions and other major companies in the petroleum business. Although the Company is exposed to credit loss in the event of nonperformance by these counterparties, this exposure is managed through credit approvals, limits and monitoring procedures, and limits to the period over which unpaid balances are allowed to accumulate. The Company has not experienced nonperformance by counterparties to these contracts and no material loss would be expected from any such individual nonperformance.

  Commodity Price Risk

     The Company enters into energy-related futures, forwards, swaps and options in various markets to balance its physical systems to meet customer needs and to manage its exposure to price fluctuations on anticipated crude oil, natural gas, refined product and electric power transactions. These instruments provide a natural extension of the underlying cash market and are used to physically acquire a portion of supply requirements and to manage pricing of near term physical requirements. The commodity futures market has underlying principles of increased liquidity and longer trading periods than the cash market and is one method of managing price risk in the petroleum business.

     From time to time, management may use derivatives to establish longer-term positions to hedge the price risk for the Company's equity crude oil and natural gas production as well as refinery margins.

     Under the Company's policy, hedging includes only those transactions that offset physical positions and reduce overall company exposure to prevailing market price risk. Trading is defined as any transaction that does not meet the definition of a hedge and is marked to market on a monthly basis. After-tax gain/loss from risk trading has not been material.

     The fair value gain (loss) of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:

                                                                            CHANGE IN
                                                                            FAIR VALUE
                                                                               FROM
                                                                           10% ADVERSE
                                                              FAIR VALUE   PRICE CHANGE
                                                              ----------   ------------
                                                                (DOLLARS IN MILLIONS)
AT SEPTEMBER 30, 1998
Crude Oil and Refined Products
  Hedging...................................................      (2)            0
  Trading...................................................      (9)           (4)
                                                                 ---           ---
  Combined..................................................     (11)           (4)
Natural Gas
  Hedging...................................................      10           (26)
  Trading...................................................       1             0
                                                                 ---           ---
  Combined..................................................      11           (26)

AT DECEMBER 31, 1997
Crude Oil and Refined Products
  Hedging...................................................      (3)           (8)
  Trading...................................................      (6)          (18)
                                                                 ---           ---
  Combined..................................................      (9)          (26)
Natural Gas
  Hedging...................................................       8            (9)
  Trading...................................................      --            --
                                                                 ---           ---
  Combined..................................................       8            (9)

     The fair values of the futures contracts are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London. The fair values of swaps and other over-the-counter instruments are estimated based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been closed out at year end.

     All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions is included in the above table.

     Price-risk sensitivities were calculated by assuming a 10 percent adverse change in prices regardless of term or historical relationships between the contractual price of the instrument and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude or natural gas prices, the fair value of the Company's derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  Foreign Currency Exchange Rate Risk

     The Company's operations in 40 countries expose it to foreign currency exchange rate risk. The Company does not comprehensively hedge its exposure to currency rate changes, although it may choose to selectively hedge certain working capital balances, firm commitments, cash returns from subsidiaries and affiliates and/or tax payments. There can be no assurance these efforts will be successful. Historically, the Company has selectively hedged firm commitments. At September 30, 1998, the Company had no open foreign currency hedged positions. Cash balances are maintained principally in U.S. dollars, U.K. Pounds, Deutsch Marks, Norwegian Kroner and Swedish Kroner.

  Risk of Refinancing Debt Owed to DuPont

     Upon the occurrence of the intended split-off from DuPont, mandatory prepayment provisions will be triggered in the promissory notes representing the debt owed by the Company to DuPont (the aggregate outstanding principal amount of $4,853 million). As a result, the Company anticipates that it will be required to refinance debt owed to DuPont within 12 months of the date hereof. There can be no assurance that the Company will be able to refinance this debt on terms as favorable as those existing with respect to the debt owed to DuPont.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1998, the Company settled an outstanding RCRA proceeding by agreeing to pay the EPA $112,500 and the Colorado Department of Public Health and Environment $72,500 and to perform several Supplemental Environmental Projects (SEPs) at the refinery at a cost of $337,000.

     On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company ("YPL") and the Conoco Pipe Line Company as a part owner and operator of YPL. The complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. Since the duration of the discharge is in dispute, the penalty calculation is uncertain although it is expected to exceed $100,000. The parties are attempting to negotiate a resolution of the matter, including a supplemental environmental project that would constitute a substantial part of a settlement with the government.

     Conoco has been assessed a monetary penalty in the amount of $298,000 by the New Mexico Environmental Department, Air Quality Bureau. The demand was made on June 18, 1998. New Mexico alleges that Conoco failed to obtain a permit under the CAA and violated certain permit conditions in the existing permits. Conoco assets affected are the Maljamar Gas Plant and the MCA field. Conoco expects to obtain settlement by payment of a lesser monetary penalty and performance of a supplemental environmental project.

     The Company is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices, and claims for damages resulting from leaking underground storage tanks. As a result of the Separation Agreement with DuPont, the Company has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by the Company in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The Company believes the ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized but will not materially affect the combined financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The net proceeds from the Offerings, after deducting the underwriting discounts and commissions payable by the Company, were $4,228 million. The Company used the net proceeds of the Offerings, plus a portion of its cash and cash equivalents, to repay or purchase a portion of the indebtedness owed by certain subsidiaries of the Company to DuPont under certain intercompany notes (the "Intercompany Notes"). The Intercompany Notes consisted of (i) a promissory note in the principal amount of $7,500 million, due January 2, 2000, and bearing interest at a rate of 6.0125 percent per annum, (ii) a promissory note in the principal amount of approximately $827 million, due January 2, 2000, and bearing interest at a rate equal to the six-month LIBOR plus 0.375 percent per annum (or
5.965 percent per annum in the current period), (iii) several Norwegian Kroner denominated promissory notes with an aggregate principal amount of approximately $461 million after conversion to U.S. dollars at September 30, 1998, having various maturity dates (ranging from October 1998 to January 2000 and having a remaining weighted average maturity of 8 months as of September 30, 1998) and bearing interest at a rate equal to the six-month NIBOR plus 0.375 percent per annum (or 5.565 percent per annum in the current period) and (iv) a promissory note (the principal amount of which was approximately $204 million at the end of October 1998) due on demand, and bearing an interest rate during any calendar month based on the interest rate on DuPont's commercial paper during the preceding month (or 5.65% in October 1998).

     The net proceeds of the Offerings were applied, first, to pay accrued interest on the $7,500 million promissory note and then to pay principal on such promissory note to the extent necessary to reduce the principal amount to $4,846 million; second, to purchase the Kroner denominated notes described in clause
(iii) of the preceding paragraph and pay accrued interest thereon; third, to repay, $820 million of principal and all accrued interest through October 26, 1998, on the $827 million note referred to in clause (ii) of the preceding paragraph; and fourth, to repay, in part, the note referred to in clause (iv) of the preceding paragraph. Since the net proceeds of the Offerings were insufficient to repay in full the note referred to in clause (iv) of the preceding paragraph, the Company will use its cash and cash equivalents and marketable securities in excess of $225 million at the end of October 1998 (excluding $70 million of additional monetary assets held by the Company's captive insurance company and its subsidiaries and cash and cash equivalents held by Petrozuata) to repay, in whole or in part, the remaining balance of such note. To the extent the note referred to in clause (iv) of the preceding paragraph is not repaid in full according to the previous sentence, the holder of such note will contribute the remaining balance of such note to the Company. The $7,500 million promissory note was incurred in payment of a dividend in July 1998. The promissory note with a principal amount of approximately $827 million was incurred to finance the purchase by the Company of certain loans made by DuPont to the Company. The purchase loans, as well as the several promissory notes with an aggregate principal amount of approximately $461 million, were incurred to finance certain capital expenditures, acquisitions and working capital. The promissory note referred to in clause (iv) of the preceding paragraph was incurred to finance working capital needs of the Company.

     Following the application of the net proceeds from the Offerings and the utilization of a portion of the Company's cash and cash equivalents in connection with the matters discussed in "Arrangements Between the Company and DuPont -- Intercompany Notes," in Conoco's Form S-1, the Company will have approximately $225 million in cash and cash equivalents and marketable securities (excluding $70 million of additional monetary assets held by the Company's captive insurance company and its subsidiaries and cash and cash equivalents held by Petrozuata) at the end of October 1998.

ITEM 5. OTHER INFORMATION

(A) DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements. Forward-looking statements relating to the Company's operations are based on management's current expectations, estimates and projections about the Company and the petroleum industry. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

     Factors that could cause actual results or events to differ materially include, but are not limited to, crude oil and natural gas prices; refining and marketing margins; potential failure to achieve, and potential delays in achieving, expected production from existing and future oil and gas development projects; lack of exploration success; potential disruption or interruption of the Company's production facilities due to accidents or political events; international monetary conditions and exchange controls; potential liability for remedial actions under existing or future environmental regulations; potential disruption to the Company's operations due to untimely or incomplete resolution of Year 2000 issues by the Company or other entities; and potential liability resulting from pending or future litigation. In addition, such statements could be affected by general domestic and international economic and political conditions, as well as changes in tax and other laws applicable to the Company's business.

(B) SUBSEQUENT EVENT

     Conoco completed the sale of its gas and oil properties in the Central Rockies to Coastal Corporation in early November, 1998 for approximately $200 million. The properties sold represented 160 billion cubic feet equivalent of proved developed gas reserves, seven percent of the Company's total U.S. gas reserves, and about 200,000 barrels of oil reserves. Also included in the sale was the Dragon Trail natural gas processing plant near Rangely, Colorado.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibit index filed with this Form 10-Q is on page 28.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONOCO INC.
                                            (Registrant)

                                            Date:

                                            By:     /s/ W. DAVID WELCH
                                              ----------------------------------
                                               (As Duly Authorized Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of Conoco Inc.
          3.2            -- By-laws of Conoco Inc. (amended as of October 29, 1998)
         27              -- Financial Data Schedule (only filed electronically)