Form 10-K405
period 1998-12-31
CONOCO INC /DE
filed 1999-02-26
CIK 1066806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        Registrant's telephone number, including area code: 281-293-1000
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Class A Common Stock ($.01 par value)            New York Stock Exchange, Inc.
      Preferred Share Purchase Rights               New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     Aggregate market value of voting stock (Class A Common Stock) held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers) as of February 19, 1999, was approximately $3,800 million based on the closing price on that date of $20.00 on the New York Stock Exchange, Inc. Composite Transactions tape. As of such date, 190,837,536 shares of Class A Common Stock, $0.01 par value, and 436,543,573 shares of Class B Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                   INCORPORATED BY
                                                               (REFERENCE IN PART NO.)
                                                               -----------------------
Portions of the Registrant's Proxy Statement for the Annual              III
Meeting of Stockholders to be held on May 12, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CONOCO INC.

     Unless the context otherwise indicates or unless otherwise specifically indicated, references in this Form 10-K to "Conoco," "the Company," "we," or "us" are references to Conoco Inc., its wholly owned and majority owned subsidiaries, and its ownership interest in equity affiliates (corporate entities, partnerships, limited liability companies and other ventures in which Conoco exerts significant influence by virtue of its ownership interest, typically between 20 and 50 percent).

                               TABLE OF CONTENTS

                                     PART I

                                                                                PAGE
                                                                                ----
Items 1. and 2.  Business and Properties.....................................     1
Item 3.          Legal Proceedings...........................................    31
Item 4.          Submission of Matters to a Vote of Security Holders.........    32
                 Executive Officers of the Registrant........................    32

PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    33
Item 6.          Selected Financial Data.....................................    36
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    37
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    56
Item 8.          Financial Statements and Supplementary Data.................    59
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   102

PART III

Item 10.         Directors and Executive Officers of the Registrant..........   102
Item 11.         Executive Compensation......................................   102
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   102
Item 13.         Certain Relationships and Related Transactions..............   102

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   102

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions.

     We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the petroleum industry in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors including the following:

     - fluctuations in crude oil and natural gas prices

     - refining and marketing margins

     - failure or delays in achieving expected production from oil and gas development projects

     - uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance

     - lack of exploration success

     - disruption or interruption of our production facilities due to accidents or political events

     - international monetary conditions and exchange controls

     - liability for remedial actions under environmental regulations

     - disruption to our operations due to untimely or incomplete resolution of year 2000 issues by us or other entities

     - liability resulting from litigation

     - world economic and political conditions

     - changes in tax and other laws applicable to our business

GENERAL

     Conoco, a major, integrated, global energy company, is involved in both the Upstream and Downstream segments of the petroleum business. Upstream activities include exploring for, and developing, producing and selling crude oil, natural gas and natural gas liquids. Downstream activities include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. In addition to Upstream and Downstream operations, Conoco also is engaged in developing and operating power facilities. Conoco operates in 40 countries worldwide.

     As of December 31, 1998, Conoco had proved worldwide reserves of 2,622 million barrels of oil equivalent ("BOE"), 39 percent of which were natural gas (converted to BOE using a ratio of six thousand cubic feet of gas to one barrel of oil). Based on 1998 annual production of 213 million BOE (excluding natural gas liquids from gas plant ownership), the Company had a reserve life of 12.3 years as of December 31, 1998. Over the last five years, Conoco has replaced an average of 195 percent of the oil and gas it has produced each year. Conoco owns or has equity interests in nine refineries worldwide, with a total crude and condensate processing capacity of approximately 807,000 barrels per day. The Company has a marketing network of approximately 7,900 outlets in the United States, Europe and Asia. Based on public filings, for the year ended

December 31, 1998, Conoco ranked eighth in the worldwide production of petroleum liquids by U.S.-based companies, eleventh in the production of natural gas, and eighth in refining throughput. For that same period, Conoco reported net income of $450 million, which included a net charge for Special Items of $271 million, on total revenues of $23,168 million.

BUSINESS STRATEGY

     Conoco intends to pursue a growth-oriented business strategy by exploiting growth opportunities where Conoco has existing major areas of operation, creating at least two new major business areas in northern South America and the Caribbean, and one of the Asia Pacific, West Africa, Middle East or Russia/Caspian Sea regions, and continuing to improve the profitability, efficiency and effectiveness of its existing operations. Specifically, the Company intends to (i) manage its portfolio to increase the proportion of Upstream assets relative to Downstream assets and the proportion of large-scale, long-lived, early-life cycle assets relative to mature assets, which could include forming joint ventures or alliances to optimize the efficiency of operations or monetize a portion of the value of such assets; (ii) achieve significant near-term production growth through large scale projects such as Petrozuata, Britannia, Lobo and Ursa; (iii) seek opportunities created by worldwide privatizations and the opening of new markets previously closed to private investment; (iv) apply its strengths in carbon upgrading, project management, deepwater technology, natural gas processing, seismic processing and interpretation, and the ability to present integrated Upstream/Downstream solutions to host governments and other institutions in new and emerging markets; (v) pursue exploration activities that have significant value creation potential by concentrating on areas that are under-explored; (vi) capitalize on its ability to convert low cost, heavy, high sulfur and acidic crude oils into high value light oil products; and (vii) continuously rationalize its asset base, contain costs, optimize its investment portfolio, and improve operating reliability. In all of its activities, the Company will strive to act in accordance with its core values of operating safely, protecting the environment, acting ethically and valuing all people.

COMPANY HISTORY

     The Company was founded in 1875 in Ogden, Utah, as the Continental Oil and Transportation Company. In 1885, it was reincorporated with a new name, Continental Oil Company, as part of the nationwide Standard Oil Trust. In its early years, its principal operations were marketing oil and petroleum related products, primarily in the Rocky Mountain area and in California. In 1913, two years after the U.S. Supreme Court dissolved the Standard Oil Trust, the Company was again independently incorporated. From 1913 to 1929, the Company evolved into a fully integrated oil company, with operations in most states west of the Mississippi River.

     By 1929, Conoco had approximately 1,800 producing wells and had become one of the largest retailers of gasoline in the Rocky Mountain area. In that year, it merged with the Marland Oil Company, an oil and gas company with wells and marketing operations from Oklahoma to Maryland. After World War II, the Company was an early participant in Gulf of Mexico exploration and production activities and moved aggressively overseas with Upstream assets in many parts of the world and Downstream assets in Western Europe. In 1981, Conoco was acquired by E.I. du Pont de Nemours and Company ("DuPont").

     On October 21, 1998, Conoco sold 191,456,427 shares of Class A Common Stock in initial public offerings (the "Offerings"). The net proceeds of the Offerings were approximately $4,228 million, and were used to repay a portion of Conoco's indebtedness to DuPont. A discussion of the indebtedness repaid is set forth under "Use of Proceeds" in Part II of this report. Through its ownership of 100% of the Company's Class B Common Stock (436,543,573 shares), DuPont owns approximately 70% of the Company's Common Stock representing approximately 92% of the combined voting power of all classes of voting stock of the Company at December 31, 1998. The holders of Class A Common Stock and Class B Common Stock generally have identical rights, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on matters to be voted on by stockholders. DuPont has announced its intention to offer its shares of Class B Common Stock to DuPont shareholders in exchange for DuPont shares in a tax-free split-off expected to be completed in 1999.

FINANCIAL INFORMATION -- OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     See Note 27 to the Consolidated Financial Statements in Item 8 for Operating Segment and Geographic Information.

UPSTREAM

  SUMMARY

     Conoco is currently exploring for, developing or producing crude oil, natural gas and/or natural gas liquids in 17 countries around the world. In 1998, production averaged 583,000 BOE per day, consisting of 348,000 barrels per day of petroleum liquids (excluding natural gas liquids ("NGLs") from gas plant ownership) and 1,411 million cubic feet of natural gas per day. The majority of this production came from fields located in the United States, the United Kingdom and Norway, with the remaining production coming from operations in Canada, the United Arab Emirates, Indonesia, Nigeria, Russia and Venezuela.

     In 1998, Conoco replaced nearly 110 percent of the oil and natural gas it produced, adding 234 million BOE to the Company's worldwide reserves while producing 213 million BOE (excluding NGLs from gas plant ownership), for a net addition of 21 million BOE. This marks the sixth consecutive year that Conoco has replaced more reserves than it produced. We replaced 163 percent of the natural gas produced and 74 percent of the oil produced. On December 31, 1998, the Company had proved reserves of 2,622 million BOE, consisting of 1,591 million barrels of petroleum liquids and 6,183 billion cubic feet of natural gas, representing an increase of 48 percent on a BOE basis since December 31, 1994.

     Conoco's capital investment in Upstream activities in 1998 was $1,965 million, including the continued development of the Lobo trend, Britannia, Ursa and Petrozuata. These projects will contribute to Conoco's 1999 production and significantly increase Conoco's production rates over current levels in future years.

     The majority of Conoco's exploration and production assets are located in North America (United States and Canada) and Western Europe (United Kingdom and Norway). The producing properties in these areas generate cash to fund growth opportunities around the world. Outside of North America and Western Europe, Conoco's investment activities are focused on areas that have the potential to become major business areas in the future, such as northern South America and the Caribbean, and the Asia Pacific, West Africa, Middle East and Russia/Caspian Sea regions.

     Conoco is exploring for oil and/or natural gas in 15 countries. Since 1996, Conoco has pursued and continues to implement an exploration strategy focused on acquiring large acreage positions in areas that are relatively under-explored. The purpose of these acreage acquisitions has been to establish Conoco at an early stage in areas that have the potential for large discoveries. During the same period, Conoco acquired significant acreage positions in the deepwater Gulf of Mexico, the Atlantic Margin of Northwest Europe, northern South America and the Caribbean, and selected basins in the Asia Pacific region. In 1998, Conoco's exploratory success rate was its best in 15 years. Approximately 30 percent of the exploratory wells we drilled (excluding appraisal wells) were potentially commercial.

     As noted above in "Business Strategy," Conoco intends to manage its asset portfolio to increase the proportion of Upstream assets relative to Downstream assets and the proportion of large-scale, long-lived, early-life cycle assets relative to mature assets. In the course of implementing such strategy, the Company has in the past, and may from time to time in the future, purchase or sell producing Upstream assets. The Company may also consider forming alliances or joint ventures to hold and operate selected Upstream assets, either to optimize the efficiency of such operations through achieving economies of scale or, in certain circumstances, to monetize a portion of the value of such assets.

     The following table sets forth certain information regarding the Company's producing properties.

                                                                 PROVED RESERVES
                                                                AS OF DECEMBER 31,         1998
                                                                       1998             PRODUCTION
                                           NATURE OF INTEREST       (MMBOE)(1)       (MBOE PER DAY)(1)
                                           ------------------   ------------------   -----------------
REGION
UNITED STATES
  Lobo...................................       Lease                   162                  70
  Gulf of Mexico (including Ursa)........       Lease                    80                  28
  San Juan Basin.........................       Lease                   185                  53
  Permian Basin..........................       Lease                   133                  31
  Central Appalachian Basin..............    Partnership                 63                   2
  Other..................................                                88                  43
                                                                      -----                 ---
          Total United States............                               711                 227
WESTERN EUROPE
  Britannia..............................      License                  242                  18
  Heidrun................................      License                  146                  39
  Statfjord..............................      License                  100                  54
  Troll..................................      License                  114                   9
  Other..................................                               317                 111
                                                                      -----                 ---
          Total Western Europe...........                               919                 231
NORTHERN SOUTH AMERICA AND THE CARIBBEAN
  Petrozuata.............................   Equity Company              678                   5
OTHER....................................                               314                 120
                                                                      -----                 ---
          Total..........................                             2,622                 583
                                                                      =====                 ===

---------------

(1) Includes crude oil, condensate, and NGLs expected to be removed for the Company's account from its natural gas production.

  UNITED STATES

     Production operations in the United States are principally located in the Lobo trend in South Texas, the Gulf of Mexico, the San Juan Basin in New Mexico, the Permian Basin in West Texas and the Central Appalachian Basin in Virginia. In 1998, United States operations contributed approximately 23 percent of the Company's worldwide petroleum liquids production and 63 percent of its worldwide natural gas production. Proved reserves as of December 31, 1998, were 711 million BOE, consisting of 261 million barrels of petroleum liquids and 2,700 billion cubic feet of natural gas.

     In recent years, Conoco has consolidated its exploration and production operations in the United States in order to increase profitability. Conoco sold hundreds of smaller, less efficient properties, while acquiring an increased interest in its largest producing areas such as the San Juan Basin and the Lobo trend. As a result, Conoco has reduced the number of fields in its portfolio from approximately 700 in 1990 to 104 as of December 31, 1998, while maintaining production essentially constant on a BOE basis. The Company has also focused its exploration activities by reducing the number of exploration plays being pursued in the United States from over 30 in 1995 to less than ten as of December 31, 1998. Exploration activity in the United States is concentrated in the deepwater Gulf of Mexico.

     Conoco's objectives are to increase production from the Lobo trend and the deepwater Gulf of Mexico, while maintaining production from other United States assets and focusing on natural gas processing capabilities.

  Lobo Trend in South Texas

     Conoco is the largest natural gas producer in the Lobo trend, and a leading producer, marketer and transporter of natural gas in South Texas. Conoco has 20 years of operating and drilling experience in the Lobo trend and currently holds approximately 450,000 acres in the area under oil and gas leases. In 1997, in accordance with our strategy to rapidly increase production through participation in large development projects, Conoco substantially increased its holdings in South Texas through the acquisition of $929 million of natural gas properties and transportation assets (the "Lobo acquisition"). Assets acquired by Conoco in this transaction included approximately 215,000 acres of leases, 800 wells and 1,150 miles of natural gas gathering and transportation pipeline, providing direct access to major Texas intrastate and interstate pipeline systems. As a result of the Lobo acquisition, Conoco is currently the second largest natural gas producer in Texas.

     Conoco's average working interest in its leases in the Lobo trend is 92 percent. A large number of the producing wells acquired in the Lobo acquisition were acquired subject to volumetric production payments. The holders of these production payments are entitled to a specific volume of production from these wells (averaging approximately 91 million cubic feet per day in 1998) until the last of the production payments terminates in 2002.

     With most of the Company's expanded Lobo holdings still undeveloped, the Company has significantly increased drilling activity and, as of December 31, 1998, had 13 rigs working continuously in the region. This development activity has resulted in an increase in gross natural gas production in the region from approximately 510 million cubic feet per day for December 1997 to approximately 750 million cubic feet per day for December 1998, an increase of approximately 47 percent. The Company anticipates spending $600 million between 1999 and 2002 to further develop its leases in the Lobo trend. The Company's 1998 Lobo trend development program included the acquisition of new 3D seismic data and the drilling of over 200 wells.

     Lobo Pipeline Company, a wholly owned subsidiary of the Company, owns a 1,150 mile intrastate natural gas pipeline system in South Texas and expects to implement an expansion plan designed to provide transportation for the Company's gas production and that of third party producers, laying 100 miles of pipeline per year for the next five years. During the first two years, most of the pipeline added will be high-pressure trunklines to support regional development.

  Gulf of Mexico

     Conoco's current portfolio of producing properties in the Gulf of Mexico includes ten fields operated by the Company and 14 operated by other companies. The properties are in various stages of development, ranging from properties that are fully developed to ones with considerable additional development potential. The Company also holds interests in various offshore platforms, pipelines and other infrastructure.

     Conoco currently has 13 leases in production or under development in the deepwater Gulf of Mexico. Our most important current development project in the Gulf of Mexico is the Ursa field development. Ursa, operated by Shell, is one of the largest discoveries to date in the deepwater Gulf of Mexico. The Company holds a 16 percent interest in the field, along with Shell (45 percent), BP Amoco (23 percent) and Exxon (16 percent). The Ursa tension leg platform was installed in late 1998 in approximately 3,800 feet of water, with first production scheduled for early 1999. The Company projects that peak gross production from the Ursa field will reach 150,000 barrels per day of petroleum liquids and 400 million cubic feet of gas per day by 2001.

     Conoco's most important exploration program in the United States is in the deepwater Gulf of Mexico. We are the seventh largest deepwater leaseholder in the Gulf, with interests in 295 leases. Conoco has a 100 percent interest in 104 of these leases, and jointly owns 76 of the remaining leases on a 50-50 basis with Shell and 60 of the remaining leases on a 50-50 basis with Exxon. Since 1996, Conoco has acquired 3D seismic data over large portions of the deepwater Gulf of Mexico to identify acreage to lease and to select prospects for drilling. Seismic interpretation is now underway on many leases and preparations for a multi-well drilling program are being made.

     Conoco will carry out its deepwater Gulf of Mexico drilling program in large part with a recently completed deepwater drillship. This vessel went into service in January 1999, commencing a five year, $400 million drilling program in the Gulf of Mexico. This highly sophisticated drillship is capable of drilling in water depths of up to 10,000 feet and provides Conoco with the ability to explore in areas that were previously inaccessible.

  Other U.S. Producing Properties

     Outside of South Texas and Gulf of Mexico, Conoco's largest producing properties in the United States are located in the San Juan Basin of New Mexico, the Permian Basin in West Texas and the Central Appalachian Basin in Virginia. Conoco also has producing properties in the Williston Basin and the Hugoton complex in the Oklahoma/Texas Panhandle.

     Conoco has a significant acreage position in the San Juan Basin. Conoco's average daily net production from the San Juan Basin in 1998 was approximately 15,500 barrels of petroleum liquids and 226 million cubic feet of natural gas. We believe significant additional hydrocarbons lie below the basin's traditional producing formations, and are actively exploring for new reserves. In 1998, we conducted a 300-square-mile 3D seismic survey covering the most promising deep areas of the basin. Early results have identified several high-potential prospects, and two wells are planned to be drilled in 1999. Conoco will also continue to consider potential acquisitions in this basin to take advantage of synergies resulting from its large asset base and gas plant in the area.

     Conoco has an interest in 29 fields in the Permian Basin, which is one of the largest producing areas in the United States. In the Permian Basin, the Company's average daily net production in 1998 was approximately 23,500 barrels of petroleum liquids and approximately 44 million cubic feet of gas. The Company is using 3D seismic technology, horizontal wells and other innovative extraction technologies in an effort to extend the productive life of many of the mature fields in the Permian Basin.

     Pocahontas Gas Partnership ("Pocahontas") is a 50/50 partnership between the Company and Consol Energy Inc. Pocahontas produces and gathers coal bed methane ("CBM") prior to and during coal mining operations in Virginia. Pocahontas produced and gathered approximately 34 million cubic feet per day (gross) of CBM from the existing active mining area in 1998. The Company recently approved an expansion of the Pocahontas project to develop CBM outside of the existing mining area, which is expected to increase total Pocahontas production to approximately 40 million cubic feet per day (gross) in 1999.

  NATURAL GAS AND GAS PRODUCTS

     In the United States, Conoco owns interests in 23 natural gas processing plants located in Louisiana, New Mexico, Oklahoma and Texas as well as approximately 10,000 miles of gathering lines. We operate sixteen of the plants.

     Conoco gathers natural gas, extracts NGLs and sells the remaining residual gas. Most of our raw gas liquids are supplied to our processing operations, which further separate them into NGL products that are used as feedstocks for gasoline and chemicals production. Conoco provides service to approximately 800 natural gas producers and sells more than 500 million cubic feet per day of residue gas to approximately 120 customers.

     Conoco's share of total NGLs from natural gas processed at the 23 plants in which the Company owns an interest averaged 66,300 barrels per day in 1998, of which approximately 11,000 barrels per day of NGLs were from Conoco owned reserves, which were reported, net of royalties, as United States NGL production. In 1998, approximately 28,200 barrels per day of additional NGLs were attributable to processing of Conoco's natural gas liquids in third-party-operated plants. Furthermore, the Company's 50 percent-owned equity affiliate, C&L Processors Partnership, has five natural gas processing plants in Oklahoma and Texas. Conoco's pro rata share of C&L's NGL production was approximately 7,600 barrels per day in 1998.

     The Company's other natural gas and gas products facilities in the United States include Lobo Pipeline Company's 1,150-mile intrastate natural gas pipeline system in South Texas, an 800-mile intrastate natural gas pipeline system in Louisiana operated by Conoco's wholly owned subsidiary, Louisiana Gas System, Inc., natural gas and NGL pipelines in several other states, three underground NGL storage facilities, a natural gas liquids fractionating plant in Gallup, New Mexico with a capacity of 25,000 barrels per day, and a 22.5 percent equity interest in Gulf Coast Fractionators, which owns a natural gas liquids fractionating plant in Mt. Belvieu, Texas with a capacity of 104,000 barrels per day.

     In 1998 Conoco sold approximately 3.3 billion cubic feet per day of natural gas, which included 873 million cubic feet per day of its U.S. natural gas production.

  WESTERN EUROPE

     Conoco has a significant portfolio of producing properties in the United Kingdom and Norway. Proved Western Europe reserves, as of December 31, 1998, were 919 million BOE, consisting of 410 million barrels of petroleum liquids and 3,053 billion cubic feet of natural gas. In 1998, operations in Western Europe contributed 44 percent of the Company's worldwide petroleum liquids production and 33 percent of its natural gas production.

  Britannia Field

     Conoco has a 42.4 percent interest in the Britannia field, which is one of the largest natural gas/ condensate fields in the United Kingdom sector of the North Sea. Britannia is a centerpiece of the Company's strategy to increase production and reserves through large, long-lived projects. First production from Britannia occurred in August 1998 and the Company estimates that the field will have a production life of approximately 30 years. The Company's proved reserves in Britannia include 1.1 trillion cubic feet of natural gas and 56 million barrels of petroleum liquids at December 31, 1998. Britannia is currently producing 740 million cubic feet of gas per day (gross) and production is expected to fluctuate due to seasonal demand. Conoco and Chevron, the two largest interest holders in the field, jointly operate Britannia.

  Southern North Sea Producing Properties

     Conoco has various equity interests in 13 producing gas fields in the Southern North Sea, a major gas producing area on the United Kingdom continental shelf. These fields mostly feed into the Conoco-operated Theddlethorpe gas processing facility through three Conoco-operated pipeline systems (Viking, LOGGS and CMS). In 1998, Conoco's net production from the Southern North Sea was 98 billion cubic feet of natural gas.

     Conoco believes there are additional development opportunities in the Southern North Sea. One example is the Viking Phoenix project, in which Conoco targeted the development of additional reserves using existing infrastructure and new drilling and completion technology. In November 1998, the Company started production from this development, for which Conoco's proved reserves were 73 billion cubic feet of gas as of December 31, 1998. Conoco holds a 50 percent interest in the Viking Field.

     At year-end 1998, Conoco acquired Canadian Petroleum UK Ltd., the British subsidiary of Canadian Occidental Petroleum Ltd. The acquisition included (i) interests in the Vulcan (7.9 percent), South Valiant (12.5 percent), and Caister (30 percent) gas producing fields; (ii) a 15 percent interest in the Caister Murdoch gas pipeline; (iii) a ten percent interest in the Eagles gas pipeline; and (iv) interests in eight exploration blocks. As a result of this acquisition, Conoco increased its interest in the Vulcan and South Valiant Fields to 50 percent from 42.1 percent and 37.5 percent, respectively, and increased its stake in the Caister Murdoch gas pipeline to 42.25 percent. Conoco currently operates the Vulcan and South Valiant fields.

  Other United Kingdom Properties and Discoveries

     Conoco also has interests in the Miller (30 percent), Alba (12 percent), Statfjord (4.8 percent in the United Kingdom/10.3 percent in the Norwegian sector), MacCulloch (40 percent), and Banff (32 percent) fields, and the Clair discovery (21 percent). Conoco operates the MacCulloch and Banff fields, both of which will employ floating production, storage and offtake ("FPSO") technology. BP Amoco operates the Miller field and the Clair discovery, which is one of the largest undeveloped oil discoveries in Western Europe.

  Interconnector Pipeline and Gas Sales

     The Interconnector pipeline, which connects the United Kingdom and Belgium, will facilitate marketing throughout Europe of the natural gas the Company produces in the United Kingdom. This pipeline commenced operation in October 1998. Conoco's ten percent share of the Interconnector pipeline allows the Company to ship approximately 200 million cubic feet of gas per day to the markets in continental Europe. The Company has long-term contracts (seven to ten years) to supply natural gas to Gasunie in the Netherlands and Wingas in Germany, which fully utilizes this capacity. Because the Interconnector pipeline provides flexibility to flow in either direction, Conoco will be able to take advantage of the long-term and short-term market conditions in both the United Kingdom and continental Europe.

  Norwegian Producing Fields

     Conoco is the sixth largest oil producer in Norway. The Company has an ownership interest in three of the largest fields in the country: Heidrun, Statfjord and Troll. Conoco also has an interest in the Oseberg South (7.7 percent), Visund (9.1 percent), Jotun (3.75 percent), and Huldra (23.3 percent) discoveries, which are in development, as well as the PL 203 (20 percent) discovery.

     Production from the Heidrun field began in 1995 and is currently averaging 196,000 barrels of petroleum liquids per day (gross). Conoco's share of the proved reserves in the field, based on its 18.125 percent interest, is 119 million barrels of petroleum liquids and 159 billion cubic feet of natural gas. Conoco was the operator for the construction and installation of Heidrun's tension leg platform. Upon first production, Statoil assumed operatorship in accordance with a pre-agreed arrangement. Associated gas from the Heidrun field currently serves as feedstock for a methanol plant that became operational in Norway in 1997. The plant, in which the Company holds an 18.125 percent interest, is operated by Statoil.

     Conoco, which holds 10.3 and 4.8 percent interests in the Norwegian and United Kingdom sectors of the Statfjord field, respectively, had net proved reserves of 84 million barrels of petroleum liquids and 98 billion cubic feet of natural gas in the field as of December 31, 1998 (total for Norway and the United Kingdom). Conoco is supporting work by Statoil, the operator of Statfjord, to determine ways to slow the natural decline of the field and increase reserves. The Company also owns a 1.66 percent interest in the Troll gas field, operated by Statoil, and has net proved reserves in the field of 576 billion cubic feet of natural gas and 18 million barrels of petroleum liquids.

  Exploration -- The Atlantic Margin

     Exploration activity in Western Europe is focused on the deepwater Atlantic Margin fairway, which runs from the Voring Basin off the coast of Norway to the Porcupine Basin off the west coast of Ireland. Along the Atlantic Margin, Conoco has significant acreage positions in the Voring Basin, the West of Shetlands and North Rockall Trough areas in the United Kingdom and the Porcupine Basin. In 1997, the United Kingdom government awarded Conoco and three partners exploration licenses for two deepwater blocks, Block 204/14 and 204/15, in the West of Shetlands area. These blocks are adjacent to a discovery in BP Amoco-operated Block 204/19. Conoco, as operator of Blocks 204/14 and 204/15, drilled two wells in 1998 to test the potential of this acreage. The results of the wells are being currently evaluated by Conoco and its partners.

  NORTHERN SOUTH AMERICA AND THE CARIBBEAN

  Petrozuata

     Petrozuata is a key component of Conoco's strategy to increase production and reserves through implementation of long-lived, large development projects and to utilize its proprietary coking technology in other areas of its business. Petrozuata is a joint venture between the Company, which holds a 50.1 percent non-controlling equity interest (subject to an option that expires May 31, 1999, held by the Venezuelan investment entity SOFIP, to purchase one percent of the joint venture from Conoco), and PDVSA Petroleo y Gas S.A., a subsidiary of Petroleos de Venezuela ("PDVSA"), the national oil company of the Republic of Venezuela, which holds the remaining interest. Petrozuata, the first venture of its kind in Venezuela, is developing an integrated operation to produce extra heavy crude oil from known reserves in the Zuata region of the Orinoco Belt, transport it to the Jose industrial complex on the north coast of Venezuela and upgrade it into a lighter, partially processed refinery feedstock similar to crude oil (synthetic crude), with associated by-products of liquified petroleum gas, sulfur, petroleum coke and heavy gas oil. Conoco's recorded proved reserves related to its interest in this project as of December 31, 1998, were 678 million barrels of oil. Drilling began in 1997 and at December 31, 1998, approximately 60 horizontal wells were in various stages of development, with another 40 wells planned by year-end 1999. The joint venture agreement has a 35-year term, commencing upon the completion of the upgrading facility in 2000, and requires approval of both Conoco and PDVSA Petroleo y Gas S.A. for major Petrozuata decisions.

     The upgrading facility, which will employ Conoco's proprietary delayed coking technology, is currently under construction. The upgrading facility will be located at Jose and is projected to become operational in 2000. Diluted extra heavy crude oil will be transported via a 36-inch pipeline from the field to the Jose industrial complex. An adjacent 20-inch pipeline will return naphtha from the upgrading facility to the field for use as a diluent. Petrozuata has also begun construction of field processing and support facilities and marine facilities for shipping synthetic crude and by-products.

     Petrozuata began early production of extra heavy crude oil in August 1998, and we expect that Petrozuata's production will rise to 120,000 barrels (gross) per day by the time the project's upgrading facility becomes operational. Prior to completion of the upgrading facility, the extra heavy crude will be blended with lighter oils and sold on world markets. Following completion of the upgrading facility, the synthetic crude produced by Petrozuata will either be used as a feedstock for our Lake Charles refinery and a refinery operated by PDVSA, or will be sold to third parties. Conoco has entered into an agreement to purchase up to 104,000 barrels per day of the Petrozuata synthetic crude for a formula price over the term of the joint venture if Petrozuata is unable to sell the production to third parties for higher prices. All synthetic crude sales will be denominated in United States dollars. By-products produced by the upgrading facility (principally coke and sulfur) will be sold to a variety of domestic and foreign purchasers. The loading facilities at Jose will transfer synthetic crude and some of the by-products to ocean tankers for export. Synthetic crude sales are expected to comprise more than 90 percent of the project's revenues.

  The La Luna Trend

     Exploration activity in northern South America and the Caribbean is focused on a geologic trend known as La Luna. In Venezuela, Conoco conducted seismic surveys in 1997 on the shallow water Gulf of Paria West block, and on the Guanare block in the Merida Andes foothills. The Company drilled two prospects, one on each block resulting in one dry hole in the Guanare block and one well in the Gulf of Paria West block on which a drill stem test was performed in early 1999. Additional exploration and appraisal work is currently planned for 1999. Conoco currently holds a 50 percent working interest in both the Gulf of Paria West block, which it operates, and the Guanare block, which is operated by Elf Aquitane (in each case subject to dilution to 32.5 percent at the option of a PDVSA affiliate).

     In northwestern Colombia, seismic surveys have been completed in partnership with Texaco on three tracts that Conoco acquired through a 50 percent farm-in. In 1998, Texaco drilled two wells on the acreage (both dry holes) and plans to drill two additional wells in 1999. In addition, Conoco and Texaco acquired a fourth tract in a joint bid in 1998.

     In 1997, Conoco signed a production sharing contract for Blocks 4a and 4b, two large prospective blocks off Trinidad's east coast. A 3D seismic survey was acquired over the acreage in 1997, and the Company is currently drilling a well to test the potential of this acreage. Conoco is operator of both blocks and has a 50 percent working interest; Texaco holds the remaining working interest in both blocks.

     Seeking additional opportunities in the La Luna Trend, Conoco has conducted a two-year study of the hydrocarbon potential of the entire offshore Barbados area. Encouraged by the study, Conoco has entered into a commitment to acquire seismic data over 50 percent of the original study area and has the option to enter a drilling program to test the potential of this largely unexplored area.

  Phoenix Park

     Conoco holds a 39 percent equity interest in Phoenix Park Gas Processors Limited ("Phoenix Park"), a joint venture with the National Gas Company of Trinidad and Tobago Limited, that processes gas in Trinidad and markets in the eastern Caribbean. Phoenix Park owns a gas processing plant, a fractionator producing propane, mixed butane and natural gasoline, storage tanks and a liquified petroleum gas marine loading dock. These facilities produce over 11,000 barrels per day (gross) of NGLs. Phoenix Park is currently expanding its facilities to process up to 1.4 billion cubic feet of gas per day, increase fractionation capacity to 33,000 barrels per day, and add additional storage and marine export facilities. This expansion is expected to be completed in mid-1999.

  ASIA PACIFIC

     Conoco has a 30-year operating history in Indonesia. The focus of Conoco's effort in the Asia Pacific region is the Company's operations in the Indonesian sector of the Natuna Sea. In this area, Conoco is the operator of the Block B and North West Natuna Sea Block II production sharing contracts ("PSCs"). Conoco also has interests in exploration blocks in Cambodia, Vietnam and New Zealand.

  West Natuna Gas Project

     In 1996, Conoco as operator of the South Natuna Sea Block B PSC, along with the other participants in Block B and the interest holders in the Block A and Kakap PSCs, formed the "West Natuna Group", with the aim of jointly marketing gas from the West Natuna Area to Singapore. In January 1999, Pertamina (the Indonesian state-owned oil and gas company), Sembgas (a company owned by Sembcorp Industries, Temasek and Tracetebel, which will act as buyers of the gas) and the West Natuna Group entered into a definitive set of agreements, providing for the sale and purchase of natural gas from specified fields in the PSCs operated by the West Natuna Group.

     These agreements provide for gas deliveries to begin by mid-2001 that will rise to a sales rate of 325 million cubic feet per day. Sembgas will sell the gas to a series of end users (including Tuas Power, Sembcorp Cogen and Esso Chemicals) who will use the gas for industrial purposes, primarily power generation. The West Natuna Group has entered into a gas supply agreement with Pertamina in which they have undertaken to develop a series of fields and to supply the gas produced to Pertamina for the sale to Sembgas. In addition, each of the PSCs has been extended to allow the West Natuna Group to support Pertamina for the expected 22 year life of the contract with Sembgas.

     A 300-mile 28-inch submarine pipeline (along with smaller gathering pipelines) will be built by the West Natuna Group to transport the gas from the West Natuna Sea fields to Singapore. Conoco will be the operator of the pipeline system (including the receiving terminal in Singapore). Contractual arrangements between the West Natuna Group, Pertamina and Sembgas to govern the construction and operation of the pipeline are in place. An engineering, procurement, construction and installation contract to build the pipeline is currently being bid. The agreements provide for the supply of approximately one trillion cubic feet of natural gas from fields in Block B to Sembgas. Block B's share of production will reach 140 million cubic feet of gas daily. Block B constitutes
43.1 percent of the West Natuna Group and Conoco owns a 40 percent interest in Block B and has net proved reserves of 197 billion cubic feet.

  Belida and Sembilang Fields, Indonesia

     Conoco holds a 40 percent interest in and serves as operator of the Belida and Sembilang oil fields in the Block B PSC. An ongoing infill drilling program in the Belida Field maintained gross production for the Indonesian fields in the range of 85,000 barrels per day in 1998.

  CANADIAN ROCKIES

     Conoco has had significant exploration success in the 1990's in the foothills east of the Canadian Rockies. In this area, Conoco has an interest in 209,000 net acres, much of which has yet to be developed. Development plans for 1999/2000 include bringing on-stream two more of the foothills discoveries. In addition to the discoveries in the foothills trend, Conoco has a significant interest in the Peco Gas Field, located just east of the foothills. Conoco also owns 100 percent of the Peco gas processing plant, which processes gas from the Peco Field and two of the foothills discoveries.

  RUSSIA

     The Company holds a 50 percent direct (plus a 4.7 percent indirect) ownership interest in Polar Lights Company ("Polar Lights"), a Russian limited liability company established in January 1992. Polar Lights, the first Russian-Western joint venture to develop a major new oil field, was established to develop the Ardalin oil field discovered in 1988 by the Russian state enterprise GP Arkhangelskgeologia. Ardalin is located in the Arctic tundra approximately 1,000 miles northeast of Moscow. As of December 31, 1998, Conoco's share of proved reserves was 42 million barrels of petroleum liquids, with an additional eight million barrels of net proved reserves at the adjacent oil fields -- Kolva and Dusushev. Polar Lights started producing oil in August 1994 and gross production has increased from an average 21,000 barrels per day in 1994 to an average 35,000 barrels per day in 1998. Oil is transported through the existing Russian pipeline system and is then exported or sold on the domestic market.

     In March 1998, Conoco signed a memorandum of understanding with OAO Lukoil ("Lukoil"), Russia's largest oil company, to jointly study the development of petroleum reserves in the 1.2 million acre block known as the Northern Territories in the Timan-Pechora region in northern Russia, which includes the large undeveloped Yuzhno Khilchuyu oil field. The memorandum of understanding followed Lukoil's purchase in December 1997 of a majority interest in OAO Arkhangelskgeoldobycha (successor to GP Arkhangelskgeologia), the Company's original partner in the Northern Territories. In November 1998, Conoco and Lukoil signed a second memorandum of understanding to work together to draw up and submit all documents required by the Russian government to develop the Northern Territories under production sharing agreement ("PSA") terms, to secure funding for the project and to work together to resolve other outstanding issues.

     In July 1998, the Company acquired a 15.667 percent interest in OAO Arkhangelskgeoldobycha for approximately $33 million. OAO Arkhangelskgeoldobycha owns a 30 percent interest in Polar Lights.

  WEST AFRICA

     In 1997, Conoco, in partnership with Express Petroleum and Gas Company Ltd. of Nigeria ("Express"), announced the production of first oil from the shallow water Ukpokiti field, located offshore in the western Niger delta. Conoco currently has a 90 percent revenue interest in the field. Total production from the field is currently 20,000 barrels per day of oil, and Conoco's net proved reserves as of December 31, 1998 were 13.2 million barrels of oil. Express operates Ukpokiti, and the Company provides technical and operational assistance in the field's development, which included three remote caisson-type structures, five wells, and the conversion of the Conoco tanker "Independence" into a floating production and storage offtake vessel. With a 1.7 million barrel storage capacity, the vessel also serves as an export terminal.

     In addition to the Company's interest in the Ukpokiti field, Conoco has a
47.5 percent working interest in the deepwater OPL 220 license off the coast of Nigeria, which is operated by Conoco and encompasses 600,000 acres. The Company has acquired a 3D seismic survey and drilled two wells on this license. The first well, which was drilled in 1997, found only gas and was non-commercial. The second well was drilled in 1998 and encountered both oil and gas-filled sands. Conoco and its partner, Exxon, are currently evaluating results from this second well.

  MIDDLE EAST

     In Dubai, United Arab Emirates, Conoco has operated four fields since their discovery between 1966 and 1973. Currently, Conoco is using horizontal drilling techniques and advanced reservoir drainage technology to enhance the efficiency of the offshore production operations and improve recovery rates.

  OIL AND NATURAL GAS RESERVES

     The Company's estimated proved reserves at December 31, 1998 were 2,622 million BOE (consisting of 1,591 million barrels of oil and 6,183 billion cubic feet of natural gas).

     Oil and gas proved reserves cannot be measured precisely. The reserve data set forth in this report is only an estimate. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas. Reserve estimates are based on many factors related to reservoir performance which require evaluation by engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proved reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance. Well tests and engineering studies will likely improve the reliability of the reserve estimate.

     At lower prices for crude oil and natural gas, it may no longer be economic to produce certain reserves. Actual production, revenues and expenditures with respect to Conoco's reserves will likely vary from estimates, and such variances may be material.

     The following table sets forth by region the Company's proved oil reserves at year-end for the past five years:

                                                                        DECEMBER 31
                                                             ----------------------------------
                                                             1998    1997    1996   1995   1994
                                                             -----   -----   ----   ----   ----
                                                                   (MILLIONS OF BARRELS)
PROVED OIL RESERVES(1)
CONSOLIDATED COMPANIES
United States..............................................    261     277   299    294    336
Europe.....................................................    410     421   413    408    394
Other Regions..............................................    192     195   214    231    223
                                                             -----   -----   ---    ---    ---
  Worldwide................................................    863     893   926    933    953
SHARE OF EQUITY AFFILIATES
Europe.....................................................     50      51    47     44     35
Other Regions(2)...........................................    678     680    --     --     --
                                                             -----   -----   ---    ---    ---
          Total Proved Oil Reserves........................  1,591   1,624   973    977    988
                                                             =====   =====   ===    ===    ===

---------------

(1) Proved oil reserves comprise crude oil, condensate and NGLs expected to be removed for the Company's account from its natural gas production.

(2) Represents the Company's equity share of the Petrozuata venture in Venezuela.

     The following table sets forth by region the Company's proved natural gas reserves at year-end for the past five years:

                                                                      DECEMBER 31
                                                         -------------------------------------
                                                         1998    1997    1996    1995    1994
                                                         -----   -----   -----   -----   -----
                                                               (BILLIONS OF CUBIC FEET)
PROVED NATURAL GAS RESERVES
CONSOLIDATED COMPANIES
United States..........................................  2,319   2,235   1,822   1,891   1,749
Europe.................................................  3,053   3,060   3,068   2,649   2,431
Other Regions..........................................    430     196     173     169     150
                                                         -----   -----   -----   -----   -----
  Worldwide............................................  5,802   5,491   5,063   4,709   4,330
SHARE OF EQUITY AFFILIATES
United States..........................................    381     370     333     339     344
                                                         -----   -----   -----   -----   -----
          Total Proved Natural Gas Reserves............  6,183   5,861   5,396   5,048   4,674
                                                         =====   =====   =====   =====   =====

  PRODUCTION DATA

     The Company's oil and natural gas production (excluding NGLs from gas plant ownership) averaged 583,000 BOE per day in 1998, compared with 575,000 BOE per day in 1997. As a percentage of total production, natural gas production was 40 percent and 35 percent in 1998 and 1997, respectively.

     The table below shows the Company's interests in average daily oil production and natural gas production for the past three years. Oil production comprises crude oil and condensate produced for the Company's account, plus its share of NGLs removed from natural gas production from owned leases. Natural gas production represents the Company's share of production from leases in which the Company has an ownership interest. Natural gas liquids processed represents the Company's share of NGLs acquired through gas plant ownership.

                                                              1998     1997     1996
                                                              ----     ----     ----
                                                              (THOUSANDS OF BARRELS
                                                                     PER DAY)
NET AVERAGE DAILY OIL PRODUCTION
  CONSOLIDATED COMPANIES
     United States..........................................   79       90       91
     Europe.................................................  152      176      182
     Other Regions..........................................   95       92       88
                                                              ---      ---      ---
          Total Net Production -- Consolidated Companies....  326      358      361
  SHARE OF EQUITY AFFILIATES
     Europe.................................................   17       16       13
     Other Regions..........................................    5       --       --
                                                              ---      ---      ---
          Total Net Production -- Equity Affiliates.........   22       16       13
                                                              ---      ---      ---
          Total Net Oil Production Per Day..................  348      374      374
                                                              ===      ===      ===

                                                               1998     1997     1996
                                                              ------   ------   ------
                                                              (MILLIONS OF CUBIC FEET
                                                                      PER DAY)
NET AVERAGE DAILY NATURAL GAS PRODUCTION
  CONSOLIDATED COMPANIES
     United States..........................................    873      709      738
     Europe.................................................    470      432      416
     Other Regions..........................................     53       46       41
                                                              -----    -----    -----
          Total Net Production -- Consolidated Companies....  1,396    1,187    1,195
  SHARE OF EQUITY AFFILIATES
     United States..........................................     15       16       16
                                                              -----    -----    -----
          Total Net Natural Gas Production Per Day..........  1,411    1,203    1,211
                                                              =====    =====    =====

                                                              1998    1997    1996
                                                              -----   -----   -----
                                                              (THOUSANDS OF BARRELS
                                                                    PER DAY)
NET AVERAGE DAILY NATURAL GAS LIQUIDS PROCESSED
  CONSOLIDATED COMPANIES
     United States(1).......................................     55      55      58
  SHARE OF EQUITY AFFILIATES
     United States..........................................      8       8       8
     Other Regions..........................................      4       5       5
                                                              -----   -----   -----
          Total Net Processed -- Equity Affiliates..........     12      13      13
                                                              -----   -----   -----
          Total Net Natural Gas Liquids Processed Per Day...     67      68      71
                                                              =====   =====   =====

---------------

(1) 1997 and 1996 were restated to include only NGLs received as a processing fee.

     See the Supplemental Petroleum Data in Item 8 for the annual production volumes of oil (crude oil, condensate and natural gas liquids) and natural gas from proved reserves. Proved oil production volumes exclude natural gas liquids from plant ownership.

     The following table sets forth the Company's average production costs per BOE produced, average sales prices per barrel of crude oil and condensate sold and average sales prices per mcf of natural gas sold for the three-year period ended December 31, 1998.

                                                             TOTAL     UNITED             OTHER
                                                           WORLDWIDE   STATES   EUROPE   REGIONS
                                                           ---------   ------   ------   -------
                                                                  (UNITED STATES DOLLARS)
For the year ended December 31, 1998(1)
  Average production costs per barrel of oil equivalent
     of petroleum produced(2)............................   $ 3.95     $ 3.69   $ 4.54   $ 3.21
  Average sales prices of produced petroleum(3)
     Per barrel of crude oil and condensate sold.........    12.37      12.17    12.61    12.12
     Per mcf of natural gas sold.........................     2.24       1.96     2.86     1.42
For the year ended December 31, 1997(1)
  Average production costs per barrel of oil equivalent
     of petroleum produced(2)............................     4.21       4.23     4.51     3.40
  Average sales prices of produced petroleum(3)
     Per barrel of crude oil and condensate sold.........    18.58      17.93    18.93    18.35
     Per mcf of natural gas sold(4)......................     2.44       2.18     3.25     1.41
For the year ended December 31, 1996(1)
  Average production costs per barrel of oil equivalent
     of petroleum produced(2)............................     3.84       4.11     4.13     2.50
  Average sales prices of produced petroleum(3)
     Per barrel of crude oil and condensate sold.........    20.11      18.68    20.94    19.47
     Per mcf of natural gas sold(4)......................     2.12       1.70     2.92     1.24

---------------

(1) Excludes the Company's share of equity affiliates.

(2) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6,000 cubic feet of gas to one barrel of liquid.

(3) Excludes proceeds from sales of interest in oil and gas properties.

(4) 1997 and 1996 restated from wet gas price to dry gas price.

  DRILLING AND PRODUCTIVE WELLS

     The following table sets forth the Company's drilling wells and productive wells by region as of December 31, 1998.

                                                              TOTAL     UNITED             OTHER
                                                            WORLDWIDE   STATES   EUROPE   REGIONS
                                                            ---------   ------   ------   -------
                                                                      (NUMBER OF WELLS)
Number of wells drilling(1)(3)
  Gross...................................................       56        33      11        12
  Net.....................................................       23        16       2         5
Number of productive wells(2)(3)
  Oil wells -- gross......................................    7,553     6,989     236       328
            -- net........................................    2,659     2,517      22       120
  Gas wells -- gross......................................    8,593     8,364     159        70
             -- net.......................................    4,370     4,267      43        60

---------------

(1) Includes wells being completed.

(2) Approximately 182 gross (31 net) oil wells and 742 gross (275 net) gas wells have multiple completions.

(3) Excludes the Company's share of equity affiliates.

  DRILLING ACTIVITY

     The following table sets forth the Company's net exploratory and development wells drilled by region for the three-year period ended December 31, 1998.

                                                              TOTAL     UNITED             OTHER
                                                            WORLDWIDE   STATES   EUROPE   REGIONS
                                                            ---------   ------   ------   -------
                                                               (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1998(1)
  Exploratory -- productive...............................      7.3       2.2     1.1       4.0
               -- dry.....................................     14.0       5.4     1.9       6.7
  Development -- productive...............................    234.8     215.9     2.8      16.1
                 -- dry...................................     13.0      13.0     0.0       0.0
For the year ended December 31, 1997(1)
  Exploratory -- productive...............................      7.1       3.7     1.6       1.8
               -- dry.....................................     18.4      11.7     4.9       1.8
  Development -- productive...............................    142.6     126.9     5.4      10.3
                 -- dry...................................     10.2       7.2     0.0       3.0
For the year ended December 31, 1996(1)
  Exploratory -- productive...............................     42.8       1.6     2.0      39.2
               -- dry.....................................     20.5      10.3     4.0       6.2
  Development -- productive...............................     89.9      73.1     6.1      10.7
                 -- dry...................................     17.3      13.5     0.3       3.5

---------------

(1) Excludes the Company's share of equity affiliates.

  DEVELOPED AND UNDEVELOPED PETROLEUM ACREAGE

     The following table sets forth the Company's developed and undeveloped petroleum acreage by region as of December 31, 1998.

                                                              TOTAL     UNITED             OTHER
                                                            WORLDWIDE   STATES   EUROPE   REGIONS
                                                            ---------   ------   ------   -------
                                                                    (THOUSANDS OF ACRES)
Developed acreage(1)
  Gross...................................................    7,691     3,253    1,023     3,415
  Net.....................................................    3,121     1,534      265     1,322
Undeveloped acreage(1)
  Gross...................................................   93,254     3,613    4,829    84,812
  Net.....................................................   61,564     2,428    1,588    57,548

---------------

(1) Excludes the Company's share of equity affiliates.

     The Company is not required to file, and has not filed on a recurring basis, estimates of its total proved net oil and gas reserves with any U.S. or non-U.S. governmental regulatory authority or agency other than the Department of Energy (the "DOE") and the Securities and Exchange Commission (the "Commission"). The estimates furnished to the DOE have been consistent with those furnished to the Commission. They are not necessarily directly comparable, however, due to special DOE reporting requirements such as requirements to report in some instances on a gross, net or total operator basis, and requirements to report in terms of smaller units. In no instance have the estimates for the DOE differed by more than five percent from the corresponding estimates reflected in total reserves reported to the Commission.

DOWNSTREAM

  SUMMARY

     Downstream operations encompass refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. Downstream operations are organized regionally with operations in the United States, Europe and the Asia Pacific region. United States and European operations each provided about one-half (55 and 56 percent, respectively) of total Downstream earnings in 1998, partially offset by a small loss resulting from start-up activities in Asia Pacific. Downstream's objective is to continue to provide an appropriate return on investment by improving the competitiveness of the core business, while providing free cash flow to fund growth in Upstream, as well as in new Downstream businesses. Consistent with such objectives, the Company has in the past, and may from time to time in the future, purchase or sell Downstream assets. The Company may also consider forming alliances or joint ventures to hold and operate all or a selected part of its Downstream assets, either to optimize the efficiency of such operations through achieving economies of scale or, in certain circumstances, to monetize a portion of the value of such assets.

     Conoco has made capital investments in Downstream activities averaging approximately $600 million per year for the last three years. 1998 capital investments in Downstream activities were approximately $530 million.

     Downstream's strengths are in processing heavy, high sulfur and acidic crudes, upgrading bottom-of-the barrel feedstocks via coking technology, maintaining low cost, high volume retail marketing operations and developing specialty products. Approximately 50 percent of the Company's worldwide refining capacity is designed to process heavy, high sulfur crude. The Humber refinery in the United Kingdom can process about 44 percent acidic crudes in its crude slate. The Company has applied its coking technology to nearly all of its refining operations throughout the world. This has enabled us to become a world leader in producing petroleum coke products, such as high value graphite and anode coke, which are used in the production of electrodes and anodes for the steel and aluminum industries, respectively. We have also licensed our fuel coking technology around the world, which has in turn created other business development opportunities.

     The Company produces and markets a full range of refined petroleum products, including gasolines, diesel fuels, heating oils, aviation fuels, heavy fuel oils, asphalts, lubricants, petroleum coke products and petrochemical feedstocks. We own and operate, or are a partner in the operation of nine refineries worldwide with a total crude and condensate capacity of 807,000 barrels per calendar day. Refining capacity is distributed 62 percent in the United States, 33 percent in Europe and 5 percent in the Asia Pacific region.

     Capacity has risen by over 185,000 barrels per day, or 30 percent, since year end 1995 as a result of the expansion of the Lake Charles refinery, the upgrade of the Humber refinery, the acquisition of an interest in two refineries in the Czech Republic and an investment in the new Melaka refinery in Malaysia. In the United States, the Company primarily markets through low cost wholesale operations. We have a growing marketing presence in Europe and Asia Pacific, where we are a leader in operating low cost, high volume retail stations. In 1998, refined product sales averaged 1,049,000 barrels per day, distributed 68 percent, 31 percent and one percent in the United States, Europe and the Asia Pacific region, respectively.

  UNITED STATES

     Conoco's four U.S. refineries are high conversion facilities with design capacity to process over 50 percent high sulfur crude oils, much of which is also heavy crude. A principal factor affecting the profitability of our U.S. operations is the price of refined products in relation to the cost of crude oils and other feedstocks processed. Because we are able to process a relatively large portion of heavy, high sulfur crude oil, the cost advantage of these crude oils (such as those from Mexico, Venezuela and Canada) over lighter, low sulfur crude oils (such as West Texas Intermediate) is particularly significant. Over half of our U.S. refining capacity is located in inland markets and therefore benefits from the price differential for products produced and sold inland versus those produced and sold on the Gulf Coast.

     Integration of refining, transportation and marketing, and continuous improvement initiatives have provided increased profitability through improvements in refinery reliability, utilization, product yield and energy usage. Since the end of 1994, the Company has increased refining input at its four U.S. refineries by approximately 14 percent, while lowering average operating expenses by approximately $2.00 per barrel of refinery input. We have improved market share through geographic concentration of markets.

     Conoco intends to limit future capital investments in Downstream United States, excluding large, non-discretionary, regulatory-driven projects and selected growth projects, to a level that is less than half of Downstream United States' operating cash flow. Capital expenditures were approximately $201 million in 1998, a decline of approximately $26 million compared to $227 million in 1997, reflecting the completion of major projects. We are positioned to make the necessary clean fuels investments at our refineries over the next five years in support of changing motor fuel specifications. We also plan to make investments at the Lake Charles refinery to facilitate processing of Petrozuata synthetic crude.

  Refining

     The Company operates four wholly owned refineries in the United States. The following tables outline the rated crude and condensate distillation capacity as of December 31 for each of the past five years, and the average daily crude, condensate and other inputs for each of the past five years.

                                                                        DECEMBER 31
                                                              --------------------------------
                                                              1998   1997   1996   1995   1994
                                                              ----   ----   ----   ----   ----
                                                               (THOUSANDS OF BARRELS PER DAY)
REFINERY CRUDE AND CONDENSATE CAPACITY
Lake Charles, Louisiana.....................................  226    226    226    191    182
Ponca City, Oklahoma........................................  168    155    155    150    140
Denver, Colorado............................................   58     58     58     58     58
Billings, Montana...........................................   52     52     52     49     49
                                                              ---    ---    ---    ---    ---
          Total.............................................  504    491    491    448    429
                                                              ===    ===    ===    ===    ===

                                                                        DECEMBER 31
                                                              --------------------------------
                                                              1998   1997   1996   1995   1994
                                                              ----   ----   ----   ----   ----
                                                               (THOUSANDS OF BARRELS PER DAY)
REFINERY INPUTS(1)
Lake Charles, Louisiana
  Crude and condensate(2)...................................  216    211    177    179    183
  Other feedstocks..........................................   24     23     21     23     24
Ponca City, Oklahoma
  Crude and condensate(2)...................................  167    161    150    151    144
  Other feedstocks..........................................    4      2      2      5      2
Denver, Colorado
  Crude and condensate(2)...................................   50     53     49     49     47
  Other feedstocks..........................................    0      0      0      0      0
Billings, Montana
  Crude and condensate(2)...................................   52     51     51     45     48
  Other feedstocks..........................................    3      3      3      3      3
          Total crude and condensate........................  485    476    426    424    422
          Total other feedstocks............................   31     27     26     31     30

---------------

(1) Includes feedstocks in addition to crude and condensate on which rated capacity is based.

(2) Includes actual crude and condensate runs, which may exceed rated capacity.

     Conoco's U.S. consolidated refined product yields by volume in 1998 were 49 percent motor gasoline, 40 percent middle distillates, including jet and diesel fuel, 11 percent residual fuel oil and asphalt and other products, including petroleum coke, lubricants and liquified petroleum gases.

  Lake Charles Refinery and Related Facilities

     Conoco's Lake Charles refinery, located in Westlake, Louisiana, is a fully integrated, high conversion facility which has a crude and condensate capacity of 226,000 barrels per day and processes both heavy, high sulfur crude oil and low sulfur crude oil. The refinery's Gulf Coast location provides access to numerous cost effective domestic and international crude oil sources. The crude design capacity is approximately 170,000 barrels per day of heavy, high sulfur crudes with the remaining 56,000 barrels per day of local, domestically supplied low sulfur crudes. While the types and origins of these lower priced, heavy, high sulfur crudes can vary, the majority consists of Venezuelan and Mexican crudes delivered via tanker. The Lake Charles refinery products can be delivered by truck, rail or major common carrier product pipelines partially owned by Conoco which serve the eastern and mid-continent United States. In addition, refinery products can be sold into export markets through the refinery's marine terminal.

     The ability to refine both low sulfur and heavy, high sulfur crudes at the Lake Charles refinery provides a competitive advantage to the Company by enabling the refinery to produce from relatively low-cost feedstocks a full range of products including gasolines, jet fuel, diesel fuel, petroleum coke, lube oils, LPG and other specialty products. The refinery facilities include fluid catalytic cracking, delayed coking and hydrodesulfurization units which enable it to maximize its upgrade of heavier crude oil. A crude unit expansion and a new catalytic reformer were completed in conjunction with the Excel Paralubes project (discussed below) to take advantage of synergies generated between the two facilities. We are making investments in the Lake Charles refinery so that in the future it will be able to process Petrozuata synthetic crude.

     Integration of fuels and specialty products plays an important role in maximizing product value at the refinery. Intermediates produced from low sulfur crude processing allow the refinery to supply the heaviest, highest boiling range material in the crude to the Cit-Con lube plant (owned 35 percent by Conoco) for base oils, finished lubes and wax production. Other intermediates are exchanged with a neighboring chemical plant complex for further processing.

     The refinery supplies high sulfur gas oil to Excel Paralubes (a 50/50 joint venture between the Company and Pennzoil-Quaker State), which owns a hydrocracked lubricating base oil facility. Excel Paralubes' state-of-the-art lube oil facility produces approximately 17,000 barrels per day of high quality hydrocracked base oils, representing approximately ten percent of U.S. lubricating base oil production. Hydrocracked base oils are second in quality only to synthetic base oils, but are produced at a much lower cost. The refinery produces other specialty intermediates for making solvents to supply the recently formed Penreco joint venture company (also a joint venture with Pennzoil-Quaker State). Penreco manufactures and markets highly refined specialty petroleum products for global markets.

     The Lake Charles facilities also include a specialty coker and calciner that manufacture the more highly valued graphite and anode petroleum cokes for the steel and aluminum industries, and provide a substantial increase in light oils production by converting the heaviest part of the crude barrel into diesel fuel and gasoline. In addition, green petroleum coke is supplied to a nearby coke calcining venture.

  Ponca City Refinery

     Conoco's refinery located in Ponca City, Oklahoma has a crude and condensate capacity of 168,000 barrels per day of light, high sulfur and light, low sulfur crudes. Both foreign and domestic crudes are delivered by pipeline from offshore, Oklahoma, Kansas, and North and West Texas fields. Finished products are shipped by truck, rail and company-owned and common carrier pipelines to markets throughout the mid-continent region.

     The Ponca City refinery is a high conversion facility that produces a full range of products, including gasoline, jet fuel, diesel, LPG and anode and fuel grade petroleum cokes. The refinery's facilities include fluid catalytic cracking, delayed coking and hydrodesulfurization units, which enable it to produce high ratios of gasoline and diesel fuel from crude oil.

  Denver Refinery

     The Company's Denver refinery, located in Commerce City, Colorado, has a crude and condensate capacity of 58,000 barrels per day, processing a mixture of Canadian heavy, high sulfur crudes, and domestic heavy, high sulfur crude oils and low sulfur crude oils. Almost all crude oil processed at the refinery is transported via pipeline. Products are delivered predominantly through a local truck loading terminal to the east side of the Rockies but also by rail and pipelines to other Colorado markets. The refined gasoline products from the Denver refinery help supply our marketing operations in the Rocky Mountain states.

     The Denver refinery is a high conversion refinery that produces a full range of products including gasolines, jet fuels, diesel and asphalt. The refinery's upgrading units enable it to process a crude slate containing nearly 50 percent heavy, high sulfur crude. The Company has a processing agreement with a refinery located in Cheyenne, Wyoming, that has coking capabilities from which the refinery receives intermediate feedstocks for processing into finished products. The Denver refinery also supplies KC Asphalt (a 50/50 joint venture between the Company and Koch Industries) with high quality asphalt products. Both of these ventures enable us to turn relatively low value intermediates into higher margin products.

  Billings Refinery

     The Company's Billings, Montana refinery has a crude and condensate capacity of 52,000 barrels per day, processing a mixture of over 80 percent Canadian heavy, high sulfur crude plus domestic high sulfur and low sulfur crude oils all delivered by pipeline. Products from the refinery are delivered via company-owned pipelines, rail, and trucks, thereby supplying Conoco's extensive branded marketing operations in eastern Washington and the northern Rocky Mountain states. The refinery's proximity to its primary source of crude and its ability to refine both low sulfur and heavy sulfur crudes provides us with significant competitive advantages.

     The Billings refinery is a high conversion refinery that produces a full range of products including gasolines, jet fuels, diesel and fuel grade petroleum coke. The Billings refinery has a very high conversion rate and the capability to process less expensive, very heavy, high sulfur crudes. A delayed coker converts heavy, high sulfur residue into higher value light oils. A gas oil hydrotreating unit and hydrogen plant improve the light oil production yields and remove the additional sulfur contained in these heavy, high sulfur crudes.

  Marketing

     In the United States, the Company markets gasoline, utilizing the Conoco brand, in 33 states (20 of which represent primary markets) in the southeast, mid-continent and Rocky Mountain regions. Market growth continues to be targeted to those areas where we can obtain a strong market share and areas that leverage supply from our U.S. refineries and those distribution systems in which we have an ownership position. Increasing operating market share has resulted in particularly strong brand recognition in the Rocky Mountain and mid-continent markets.

     Conoco gasoline is sold through approximately 4,900 branded stations in the United States, 95 percent through retail outlets owned by independent wholesale marketers and five percent through 255 company-owned stores at year end 1998. We market gasoline primarily through the wholesale channel in the United States because it requires a lower capital investment than company-owned retail stations but still provides a secure, branded outlet for our products. The Company operates retail stations to establish brand standards and image as well as to better understand the independent distributors in order to provide programs and services to them and the consumer. Building on this knowledge, we have recently introduced "breakplace(R)," a new concept in convenience store design. This new format, involving the complete redesign of an outlet's exterior and interior, is designed to increase the frequency and transaction size of customer visits by catering to the needs of the "convenience connoisseur." There were 34 breakplace(R) locations as of December 31, 1998, and Conoco is licensing the trademark to marketers. Many more stores in the network have adopted comprehen-sive offerings patterned after the format, thereby supporting wholesale marketing and elevating the Company's brand perception to the consumer.

     At year-end 1998, CFJ Properties, a 50/50 joint venture between the Company and Flying J, owned and operated 83 truck travel plazas that carry both the Conoco and Flying J brands and provide a secure outlet for the Company's diesel production. In addition, bulk sales of all refined petroleum products are made to commercial, industrial and spot market customers.

  Transportation

     Conoco has approximately 6,500 miles of crude and product mainline pipelines in the United States, including those partially owned and/or operated by affiliates. We also own and operate 38 finished product terminals, six liquified petroleum gas terminals, one crude terminal and one coke-exporting facility. The Company's crude pipeline interests and terminals provide integral logistical links between crude sources and refineries to lower crude costs. The product pipelines serve as secure links between refineries and key products markets. Our U.S. pipeline system transported an average of 909,000 barrels per day in 1998. Our equity share of shipments on affiliate pipelines was an additional 383,000 barrels per day.

     The Company currently operates a fleet of seven seagoing crude oil tankers, principally of Liberian registry, including five double-hulled tankers. Conoco operates a 100 percent double-hulled tanker and barge fleet in United States waters. Four vessels are used to provide secure transportation to the Lake Charles refinery, two others are in use in the Asia Pacific market (currently slated for disposition later this year) and another is on lease to a third party for use as a shuttle tanker for the Heidrun field in the North Sea, in which Conoco has an interest. An eighth vessel is being used as a floating production storage and offtake vessel ("FPSO") off the coast of Nigeria. Two additional double-hulled tankers are currently under construction and will be joining the fleet in the Gulf of Mexico in 1999.

  EUROPE

     Conoco's European refining and marketing activities are conducted in 17 countries. Conoco's primary European markets are in the United Kingdom and Germany, which together accounted for 96 percent of our European Downstream after-tax earnings in 1998. We also have marketing operations in Austria, Belgium, Denmark, Finland, France, Luxembourg, Norway, Sweden, and Switzerland. More recently we have entered the faster growing markets in the Czech Republic, Hungary, Poland, Slovakia, Spain and Turkey. The marketing operations in Central and Eastern Europe are complemented by an equity interest in two refineries in the Czech Republic.

     Conoco's European Downstream strategy has been to operate low cost, high volume retail outlets in selected key markets where we have a competitive advantage, pursue opportunities in growth regions, and maintain our Humber refinery and the Mineraloel Raffinerie Oberrhein GmbH ("MiRO") joint venture refinery, in the United Kingdom and Germany, respectively, as top performers in Europe. We plan to redirect cash generated by our mature European businesses to other parts of Upstream and Downstream operations and to the identified European growth markets.

     The Company invested approximately $180 million in its Downstream European operations in both 1997 and 1998 and expects to invest about $225 million in 1999. We continue to implement relatively low-cost projects in our refining operations designed to increase production and yields, while reducing feedstock costs and operating expenses. The Company plans to continue to direct capital expenditures for marketing operations, which are expected to be approximately 50 percent of the European Downstream total capital expenditures, toward construction of new stations in growth markets, primarily in Central and Eastern Europe and also in its areas of competitive strength in Germany, Austria and the Nordic countries.

     Conoco's European Downstream profitability is affected by several factors. As with all refining operations, the difference between the market price of refined products and the cost of crude oil is the major factor. Our European refineries are able to process lower cost crudes or upgrade other feedstocks into high value finished products. In addition, since the United Kingdom refinery also processes fuel oil as a feedstock, the price difference between low sulfur fuel oil and finished products is important to earnings. European operations also include significant retail marketing volumes, and therefore earnings are driven by retail margins, fuel and convenience product sales and operating expenses in the various countries where the Company operates.

  Refining

     The Company's principal European refining operations are located in the United Kingdom, Germany, and the Czech Republic. Since early 1996, the expansion of the Company's Humber refinery in the United Kingdom, the formation of the MiRO joint venture through consolidation with a neighboring German refinery and the purchase of a share in a joint venture owning two Czech Republic refineries have increased the Company's European crude refining capacity by approximately 52 percent (90,000 barrels per day). We have continuously upgraded our refineries in Europe since the early 1990's and the configuration and output of the refineries are two of Conoco's primary sources of competitive advantage. In 1996, the United Kingdom and Germany refineries ranked in the first quartile of Western European refineries for financial and operating performance (in the net margin, return on investment, processing efficiency and volumetric expansion categories) as ranked by Solomon Associates, an independent benchmarking company.

     Conoco has undertaken a major capital investment program totaling approximately $350 million from 1994 through 1998 to process lower cost feedstocks and increase conversion capacity, product quality and energy efficiency at the Humber refinery. The Company plans to make in excess of $100 million in capital expenditures at the Humber refinery in 1999 in order to continue to improve reliability and efficiency and to make investments to meet clean fuel specifications. The Company is also participating in upgrading projects at its joint venture owned refineries in Germany and the Czech Republic.

     The following tables outline the rated crude and condensate distillation capacity as of December 31 for each of the past five years and the annual average daily crude and condensate and other inputs for each of the past five years.

                                                                      DECEMBER 31
                                                        ----------------------------------------
                                                        1998     1997     1996     1995     1994
                                                        ----     ----     ----     ----     ----
                                                             (THOUSANDS OF BARRELS PER DAY)
REFINERY CRUDE AND CONDENSATE CAPACITY
Humber, United Kingdom................................  180      180      180      130      130
MiRO, Germany(1)......................................   54       54       43       43       43
Czech Republic(2).....................................   29       29       29       --       --
                                                        ---      ---      ---      ---      ---
          Total(3)....................................  263      263      252      173      173
                                                        ===      ===      ===      ===      ===

---------------

(1) The 1998 and 1997 figures represent the Company's 18.75 percent interest in the MiRO refinery complex at Karlsruhe, Germany. For the years 1996 and earlier, Conoco's interest was 25 percent of the OMW refinery.

(2) Represents the Company's 16.33 percent interest in two Czech Republic refineries.

(3) Does not include the Company's indirect 1.2 percent interest in a 95,000 barrel per day refinery in Mersin, Turkey acquired as a result of the Company's marketing joint venture in Turkey.

                                                                        DECEMBER 31
                                                              --------------------------------
                                                              1998   1997   1996   1995   1994
                                                              ----   ----   ----   ----   ----
                                                               (THOUSANDS OF BARRELS PER DAY)
REFINERY INPUTS(1)
Humber, United Kingdom(2)
  Crude and condensate(3)...................................  165    137    121    133    125
  Other feedstocks..........................................   57     56     76     74     59
MiRO, Germany(4)
  Crude and condensate(3)...................................   54     51     47     46     46
  Other feedstock...........................................    3     11     13     13     15
Czech Republic(5)
  Crude and condensate(3)...................................   20     21     22     --     --
  Other feedstocks..........................................    1      1      1     --     --

          Total crude and condensate(6).....................  239    209    190    179    171
          Total other feedstocks............................   61     68     90     87     74

---------------

(1) Includes feedstocks in addition to crude and condensate on which rated capacity is based.

(2) The tie-in of a major expansion project and a major refinery maintenance turnaround significantly affected the Humber Refinery's utilization in 1997 and 1996, respectively.

(3) Includes actual crude and condensate runs, which may exceed rated capacity.

(4) The 1998 and 1997 figures represent the Company's 18.75 percent interest in the MiRO refinery complex at Karlsruhe, Germany. For 1996 and earlier, Conoco's interest was 25 percent of the OMW refinery.

(5) Represents the Company's 16.33 percent interest in two refineries in the Czech Republic.

(6) Does not include the Company's 1.2 percent interest in a 95,000 barrel per day refinery in Mersin, Turkey.

     The yield of the Company's European refineries by product and country for the year ended December 31, 1998, was as follows:

                                                              UNITED
                                                              KINGDOM   GERMANY   CZECH REPUBLIC
                                                              -------   -------   --------------
PERCENT OF TOTAL YIELD(1)
Motor gasoline..............................................    37        40            19
Middle distillate...........................................    42        44            31
Residual fuel oil and asphalt...............................     9         8            23
Other(2)....................................................    12         8            27

---------------

(1) Percentages are volume based, not weight based.

(2) Other products primarily include petroleum coke, lubricants and liquified petroleum gases.

  United Kingdom Refinery

     Conoco's wholly owned Humber refinery is located in North Lincolnshire, England, and has a crude and condensate capacity of 180,000 barrels per day. Crude processed at the refinery is exclusively low or medium sulfur, supplied primarily from the North Sea and includes lower cost, acidic crudes. The refinery also processes up to 60,000 barrels per day of other intermediate feedstocks, mostly vacuum gas oils and residual fuel oil, which many other European refineries are not able to process. The refinery's location on the east coast of England provides for cost-effective North Sea crude imports and product exports to European and world markets. The Humber refinery, one of the most sophisticated refineries in Europe, is a fully integrated, high conversion refinery that produces a full slate of light products and minimal fuel oil. In 1996, Conoco increased crude capacity at the refinery and added a vacuum unit that allows the refinery to process up to 80,000 barrels per day of the less expensive, acidic North Sea crudes. The refinery also has two coking units with associated calcining plants, which upgrade the heavy "bottoms" and imported feedstocks into light oil products and high value graphite and anode petroleum cokes. Approximately 50 percent of the light oils produced in the refinery are marketed in the United Kingdom while the other products are exported to the rest of Europe and the United States. This gives the refinery the flexibility to take full advantage of inland and global export market opportunities.

  Germany Refinery

     The MiRO refinery in Karlsruhe, Germany, is a joint venture refinery with a crude and condensate capacity of 285,000 barrels per day. The MiRO joint venture arose from the combination in 1996 of the existing OMW refinery, in which the Company had a 25 percent share, with an adjacent Esso refinery. The Company has an 18.75 percent interest in MiRO and the Company's capacity share is 54,000 barrels per day. The other owners of MiRO are DEA Mineraloel AG, Esso AG and Ruhr Oel GmbH (a 50/50 joint venture between Veba and PDVSA). Approximately 55 percent of the refinery's crude feedstock is low cost, high sulfur crude. The MiRO refinery complex is a fully integrated, high conversion refinery producing gasoline, middle distillates, residual fuel oil and other products. The refinery has a high capacity to convert lower cost feedstocks into high value products primarily with a fluid catalytic cracker and delayed coker. The coker produces both fuel grade and specialty calcined cokes.

     The creation of the MiRO joint venture has improved the refinery's competitiveness and was driven by the synergy that existed between the two facilities. Integrated operations have yielded improved product slates, which better match local demand, and increased processing efficiency, while retaining operational flexibility for the partners. The refinery processes crude and feedstock supplied by each of the partners in proportion to their respective ownership interests. Streamlining the two operations has allowed the Company to eliminate less efficient processing units in both refineries, resulting in lower operating costs.

  Czech Republic Refineries

     In late 1995, the Company, through participation in the newly formed Czech Refining Company ("CRC"), acquired an interest in two refineries in the Czech Republic. The other owners of CRC are Unipetrol A.S., Agip Petroli, and Shell Overseas Investment B.V. The refinery at Litvinov has a crude and condensate capacity of 109,800 barrels per day, and the Kralupy refinery has a crude and condensate capacity of 67,500 barrels per day. The Company's 16.33 percent ownership share of the combined capacity is 29,000 barrels per day. Both refineries process mostly high sulfur crude, with a large portion being Russian export blend delivered by pipeline at an advantageous cost. The refineries have an alternative crude supply via a pipeline from the Mediterranean.

     The Company expects that completion of a visbreaker project at the Litvinov refinery scheduled for the year 2000 will increase conversion rates and significantly reduce fuel oil production. The Kralupy refinery is currently a hydroskimming facility, but CRC has approved an investment in major conversion facilities, to reduce fuel oil production and increase light oil yields. The two Czech refineries are operated as a single entity with intermediate streams moving between the two facilities. CRC markets finished products both inland and abroad. We intend to use our share of the light oil production to support an expanding retail marketing network in Central and Eastern Europe.

  Marketing

     Conoco has marketing operations in 17 European countries. Our European marketing strategy is to sell primarily through owned, leased or joint venture retail sites using a low cost, high volume, low price strategy. We intend to expand into identified growing markets, while concurrently strengthening our market share in core markets such as Germany, Austria and the Nordic countries. The Company is standardizing its European retail operations in order to capture cost savings and prepare for a more integrated Europe. The Company is continuing to reduce its cost structure for marketing activities while also optimizing the growing income in the non-fuels sector. The Company also markets aviation fuels, liquid petroleum gases, heating oils, transportation fuels and marine bunkers to commercial accounts and into the bulk or spot market.

     Conoco uses the "Jet" brand name to market its retail products in its wholly owned operations in Austria, Czech Republic, Denmark, Finland, Germany, Hungary, Norway, Poland, Slovakia, Sweden and the United Kingdom. In Belgium and Luxembourg, it markets under the "SECA" brand. Stations throughout Europe also display the "Conoco" brand. In addition, various joint ventures in which the Company has an equity interest market products in Spain, Switzerland and Turkey under the "Jet", "OK Co-op" and "Tabas" or "Turkpetrol" brand names, respectively.

     As of December 31, 1998, the Company had 1,960 marketing outlets in its wholly owned European operations, of which 1,424 were company-owned. Through its joint venture operations in Turkey, Spain and Switzerland, the Company also has an interest in another 963 retail sites. The largest branded site networks are in Germany and the United Kingdom, which account for 60 percent of the total branded units. In Germany and Austria, 21 outlets were added during 1998. In the Nordic countries, the Company has expanded from its base of unmanned sites in Sweden and Denmark into Norway and Finland with 11 new stations in the region. In response to weak fuel margins in the United Kingdom over the past several years, the Company has restructured its operations, reducing the number of stations and focusing on locations where the Company has a competitive advantage, which has reduced its unit breakeven cost structure.

     Conoco has been expanding in targeted growth markets in Central and Eastern Europe (Czech Republic, Poland, Hungary and Slovakia) and has added 25 stations in the last year for a total of 126 stations at December 31, 1998. We expect to continue this expansion in order to capture the demand growth and rising margins expected in these inland markets. This marketing expansion allows us to obtain further integration with products produced at the Czech refineries. Similarly, Conoco has invested in the growing markets of Spain and Turkey, where at the end of 1998, it had an interest through its joint ventures in 115 and 761 sites, respectively. The joint venture marketing operation in Turkey also provides us with a strategic position and opportunity for Upstream ventures in this region.

  ASIA PACIFIC

     Conoco is looking to the Asia Pacific region for much of its long-term Downstream growth. Despite the recent economic downturn, we expect the Asian market, in the long-term, to grow faster than comparable markets. Conoco intends to establish at least 100,000 barrels per day of equity refining capacity in the region long-term and expand its marketing operations to integrate with the refining supply and capitalize on market deregulation and long-term regional demand growth.

     The refinery in Melaka, Malaysia was built by a joint venture which is 40 percent owned by Conoco (with partners Petronas, the Malaysian state oil company, and Statoil) and has a rated crude capacity of 100,000 barrels per day (Conoco's share of which is 40,000 barrels per day). Start-up of the Melaka refinery was initiated in August 1998 with the commissioning of the crude unit. Conoco's share of refinery inputs was about 2.6 million barrels for the start-up period from August 1998 to the end of the year. This volume accounts for 7,000 barrels per day (full-year basis) of Conoco's total refinery inputs for 1998. Initial crude unit operation was followed shortly thereafter by the start-up of the reformer, hydrocracker and coker units. The joint venture has a five-year tax holiday commencing with initial operation. The feedstocks for the refinery will consist of up to approximately 70 percent high sulfur crude and 30 percent sweet crude.

     This refinery capitalizes on Conoco's proprietary coking technology to upgrade low-cost feedstocks to higher-margin products. Initial refinery units, in addition to the fuels delayed coker, include a crude and vacuum distillation unit, a vacuum gas oil hydrocracker, naphtha and diesel hydrotreater, catalytic reformer, and an isomerization unit. The refinery is a high conversion facility that will produce a full range of refined petroleum products.

     Conoco intends to use its share of refined products from the refinery to continue growing its retail marketing operations in Thailand, Malaysia and throughout the Asia Pacific region. The balance of the Company's share of production will be sold primarily in the spot market. The Company has its regional crude and product supply and disposition operations centrally located in Singapore.

     We began marketing motor fuels in Thailand in 1993. Using a high volume, low price strategy and marketing concepts and strategies that were new to Thailand, Conoco has already established a significant presence in the Thai retail market. At the end of 1998, Conoco had approximately 100 stores in operation. We plan to build an additional 100 new retail outlets.

     Conoco has launched a retail marketing joint venture in Malaysia with Sime Darby Bhd., a company that has a major presence in the Malaysian business sector. Capitalizing on the cost benefits of direct supply, the benefits of being the first licensees since 1969 to establish retail marketing in Malaysia, and the currently depressed prices of premium Malaysian real estate, we will initially target major markets within 125 miles of the Melaka refinery. Conoco plans to have six stores operating by the end of 1999.

  SPECIALTY PRODUCTS

     Conoco sells a variety of high value lubricants and specialty products to commercial, industrial and wholesale accounts worldwide, including lubes (such as automotive and industrial lubricants and waxes), petroleum coke, solvents and pipeline flow improvers. Our experience has been that specialty products are attractive because their premium prices generate higher margins and their markets are generally less cyclical than commodity markets.

     Conoco began marketing the HYDROCLEAR(R) brand of lubricants with the start-up of the Excel Paralubes (a 50/50 joint venture with Pennzoil-Quaker State) plant in 1997. The HYDROCLEAR(R) lubricants, which are non-toxic, were designed to compete with synthetics for a range of applications with difficult operating conditions. We also produce specialty petroleum products for global markets through our Penreco joint venture company with Pennzoil-Quaker State.

     Conoco's technical expertise in carbon upgrading positions it as a leader in manufacturing and marketing specialty coke and coke products. Conoco manufactures high quality graphite coke at its Lake Charles and Humber refineries for use in the global steel industry. It also globally markets anode and fuel coke produced at its Lake Charles, Ponca City, Billings and Humber refineries. In addition, we participate in the Asia Pacific coke market by providing technical and marketing expertise to our PetroCokes joint venture with Sumitomo and Japan Energy. In 1998, we granted seven licenses for this technology to other companies. Today our technology is used by more than two dozen coking facilities -- a third of the world's delayed coking capacity.

     Conoco is a leader in the worldwide market for pipeline flow improvers. Our "LiquidPower(R)" product is a flow improver for increasing petroleum pipeline capacity by reducing friction loss. We also use "LiquidPower(R)" in our own pipeline systems.

POWER

     Conoco Global Power ("CGP") was founded in 1995 to leverage the economic advantages of the Company's energy production activities and offer integrated energy solutions to customers by capitalizing on our strengths in managing major projects, risk and industrial operations.

     CGP owns 37.5 percent of a Colombian joint venture located in Barrancabermeja, Colombia along with Western Resources (37.5 percent) and five Colombian companies (five percent each). The joint venture built a natural gas-fired generation plant capable of producing 160 megawatts of power, which became operational in August 1998. The joint venture sells primarily to the local grid.

     CGP has entered into a joint venture agreement to build a natural gas-fired cogeneration plant near Corpus Christi, Texas. Construction has begun on the plant, which will be located adjacent to chemical complexes owned by DuPont and OxyChem, Occidental Petroleum Corporation's chemicals division and the Company's partner in this joint venture. OxyChem will operate the plant under a long-term contract and will purchase electricity and steam production from the plant. The plant is designed to produce 440 megawatts of power and 1.1 million pounds per hour of process steam. The plant will be a qualifying facility under the Public Utility Regulatory Policies Act and expects to sell excess electricity in the Texas power markets. Commercial operation of the plant is expected in the third quarter of 1999.

     CGP and DuPont have signed letters of intent to develop natural gas-fired cogeneration facilities at DuPont chemical facilities in the United States, Spain, Luxembourg, Germany and the United Kingdom. In the United States, the cogeneration facility will be located at DuPont's Orange, Texas chemical complex. The proposed facility would be owned by a joint venture between Conoco and a yet to be selected partner. The facility would provide electric and process steam to the chemical complex, with much of the electric output being sold as merchant power. DuPont would be the contract operator of the facility under a long-term operating agreement. The plant is planned to produce 440 megawatts of power and 780 thousand pounds per hour of process steam. Construction is expected to commence in mid-1999 with commercial operation scheduled in mid-2001. In Europe, the four plants, with a total capacity of 510 megawatts, will provide needed electricity and steam for various DuPont operations. Conoco also will sell surplus electric power to other customers, including the local utilities. All four plants are expected to be in operation by 2002.

CORE VALUES

     Conoco is committed to four core values: operating safely, protecting the environment, behaving ethically and valuing all people. Conoco is a recognized industry leader in safety performance and in protecting employees' health and the environment.

     In 1998, we achieved our lowest recordable injury rate on record for both employees and contractors. A similar performance in 1997 earned Conoco the lowest injury rate among all major petroleum companies reporting to the American Petroleum Institute, an achievement matched in ten out of the last 15 years.

     Conoco is also an innovator both at recycling materials and at operating in environmentally sensitive areas. In the United Kingdom, for example, the Company recycled over 99 percent of four Viking gas platforms, which it decommissioned in the North Sea. We have also operated in the Aransas National Wildlife Refuge in South Texas for 60 years. In 1990, Conoco took a major step toward oil spill prevention as the first petroleum company to voluntarily commit to build only double-hulled tankers -- a decision made before U.S. law mandated such technology. During 1998, Conoco began operating fleets of 100 percent double-hulled crude oil tankers and tank barges in U.S. waters, more than a year ahead of its target date of 2000. Also in 1998, Conoco marked the 30th anniversary of implementing one of the industry's first environmental policies, which predates both the World Environmental Day and Earth Day in the United States.

     In order to maintain the highest ethical standards, Conoco established clear guidelines on business ethics which every employee agrees to follow. We have established annual President's Awards for performance in safety, environmental protection and valuing all people. A President's Award for ethical behavior will be added in 1999. Valuing all people includes seeking diversity in the workforce, nationalizing a significant portion of its workforce in each country where it operates as soon as practicable, responding to employee ideas and concerns, treating everyone with dignity and respect, sharing the financial success of the Company with substantially all employees through the "Conoco Challenge" program, and helping employees contribute fully in achieving business goals. The Company believes that these core values result in a motivated workforce with values and goals firmly aligned with the strategic aims of the business. They provide guidance to employees in working to meet the expectations of customers, partners and host governments, and in respecting the communities in which the Company does business. In addition, we believe our commitment to core values helps to reduce liabilities, manage risks and improve business performance.

ENVIRONMENTAL REGULATION

     As with other companies and industries, Conoco's operations are subject to numerous federal, state, local, European Union and other foreign environmental laws and regulations concerning its oil and gas operations, products and other activities, including legislation that implements international conventions or protocols. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

     Governmental approvals and permits are currently, and may in the future be, required in connection with Conoco's operations. The duration and success of obtaining such approvals are contingent upon numerous variables, many of which are not within our control. To the extent such approvals are required and not obtained, operations may be delayed or curtailed, or Conoco may be prohibited from proceeding with planned exploration or operation of facilities.

     Environmental laws and regulations are expected to have an increasing impact on Conoco's operations in most of the countries in which it operates, although it is impossible to predict accurately the effect of future developments in such laws and regulations on the Company's future earnings and operations. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs and liabilities will not be incurred. However, Conoco does not currently expect any material adverse effect upon its results of operations or financial position as a result of compliance with such laws and regulations.

     To meet future environmental obligations, the Company is engaged in a continuing program to develop effective measures to protect the environment. This program includes research into reducing sulfur levels in heavy fuel oils and diesel fuel, reducing benzene content in gasoline, reducing vapor emissions at service stations, developing more effective methods of preventing, containing and recovering offshore oil spills, reducing emissions and effluents from the Company's refineries and other facilities, developing and installing monitoring systems at the Company's facilities and developing environmental impact assessments before commencing major projects. For a discussion of the Company's operating expenses and capital expenditures with respect to environmental protection, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters. Although future environmental obligations are not expected to have a material adverse effect on the results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environment laws or enforcement thereof, will not cause the Company to incur substantial environmental liabilities or costs.

  AIR EMISSIONS

     The operations of Conoco are subject to regulations controlling emissions of air pollutants. The primary legislation affecting the Company's U.S. air emissions is the Federal Clean Air Act and its 1990 Amendments (the "CAA"). Among other things, the CAA requires all major sources of air emissions to obtain operating permits. The CAA also revised the definition of "major source" such that additional equipment involved in oil and gas production may now be covered by the permitting requirements. Although the precise requirements of the CAA are not yet known, the Company may incur substantial capital, operating and maintenance costs to comply with such requirements.

     The CAA requires the Environmental Protection Agency ("EPA") to promulgate regulations imposing Maximum Achievable Control Technology ("MACT") standards to reduce emissions of certain air pollutants from industrial facilities, such as Conoco's refineries, transportation terminals and certain crude oil production operations. EPA has promulgated MACT standards that are applicable to some of Conoco's operations, and the Company's costs to comply with them have not been material. However, MACT standards applicable to many of Conoco's other operations have yet to be promulgated. Consequently, while it is not yet possible to predict accurately the total expenditures that Conoco may incur to comply with these standards, the Company anticipates that these costs could be substantial.

     In June 1997, the EPA revised the National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter, which will ultimately require more stringent controls on stationary sources and cleaner-burning fuels in certain parts of the United States. The financial impacts of these revisions cannot reasonably be estimated until individual states adopt regulations to implement the revised NAAQS, although Conoco believes that such impacts could be substantial.

     Under the CAA, the EPA has promulgated a number of regulatory standards that mandate a variety of specifications for motor fuels designed to reduce emissions of certain air pollutants from vehicles burning such fuels. These regulated fuels include gasoline and diesel fuels produced and marketed by Conoco. In addition, many other countries in which Conoco produces or markets motor fuels similarly regulate the composition of such products. Conoco has already incurred the costs of complying with such requirements that are currently in effect. The European Parliament and European Union governments recently agreed to enact legislation that, among other things, requires phased reductions of sulfur and aromatics content in gasoline and diesel fuel and of benzene in gasoline. While it is not yet possible to predict accurately the total actual expenditures that Conoco may incur to comply with these requirements, we anticipate that these costs may be substantial. In the U.S., the EPA also continues to consider further regulation of motor fuels composition specifications. It is anticipated that the EPA will propose regulations in the near future requiring a significantly lower level of sulfur emissions for gasoline, but it is not yet possible to predict the precise composition specifications that may be imposed. As a result, Conoco cannot predict accurately the total actual expenditures that may be incurred to produce motor fuels meeting future specifications, but such expenditures could be substantial.

     In 1997, an international conference on global warming concluded an agreement, known as the Kyoto Protocol, which called for reductions of certain emissions that contribute to increases in atmospheric greenhouse gas concentrations. The combustion of fossil fuels, such as crude oil, results in emissions of the type sought to be reduced by the Kyoto Protocol. The treaty codifying the Kyoto Protocol has not been ratified by the United States, but it may be in the future. In addition, other countries where Conoco has interests, or may have interests in the future, have made commitments to the Kyoto Protocol and are in various stages of formulating applicable regulations. Although it is not yet possible to estimate accurately the total actual expenditures that may be incurred by Conoco as a result of the Kyoto Protocol, such expenditures could be substantial.

  HAZARDOUS SUBSTANCES AND WASTE DISPOSAL

     The Company currently owns or leases numerous properties that have been used for many years for hard minerals production or natural gas and crude oil production. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, some of these properties have been operated by third parties over whom the Company had no control. The Comprehensive Environmental Response, Compensation, and Liability Act, as Amended ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum operations from cleanup liability, many state laws affecting the Company's operations impose clean-up liability regarding petroleum related products. In addition, although RCRA currently classifies certain exploration and production wastes as "nonhazardous," such wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. If such a change in legislation were to be enacted, it could have a significant impact on the Company's operating costs, as well as the gas and oil industry in general. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters.

  OIL SPILLS

     Under the U.S. Federal Oil Pollution Act of 1990, as amended ("OPA"), (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances.

     In addition, with respect to certain offshore facilities, OPA requires evidence of financial responsibility in an amount of up to $150 million. OPA also requires offshore facilities, certain onshore facilities and tank vessels to prepare spill response plans, which the Company has done, for responding to a "worst case discharge" of oil. Failure to comply with these requirements or failure to cooperate during a spill event may subject a Responsible Party to civil or criminal enforcement actions and penalties.

  OFFSHORE PRODUCTION

     Offshore oil and gas operations in U.S. waters are subject to regulations of the United States Department of the Interior, which currently impose strict liability upon the lessee under a Federal lease for the cost of clean-up of pollution resulting from the lessee's operations, and such lessee could be subject to possible liability for pollution damages. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under Federal leases to suspend or cease operations in the affected areas.

SOURCES OF SUPPLY

     During 1998, Conoco supplemented its own crude oil production to meet its refining requirements by the purchase of crude oil from both domestic and international sources. Approximately 49 percent of the crude oil processed in our U.S. refineries in 1998 came from U.S. sources. The remainder of crude processed came principally from Venezuela, Mexico and Canada. During 1998, the Company's Humber refinery in the United Kingdom processed principally North Sea crude oils. In the joint venture MiRO refinery, the Company processed primarily Mediterranean crude oils in 1998. Conoco's joint venture CRC refineries in the Czech Republic processed primarily Russian crudes.

     To assure availability, Conoco maintains multiple sources for most raw materials, supplies, services and equipment, with no one company supplying a substantial portion of the Company's needs. The Company also routinely leases or charters equipment, such as drilling rigs, offshore supply boats, seismic boats, pipeline laying equipment, derrick barges and cranes. Availability of supply and/or cost of such equipment has been a factor in the past, and could have a detrimental impact on the Company in the future.

RESEARCH AND DEVELOPMENT

     The objectives of the Company's research and development programs are to discover new products, processes and business opportunities in relevant fields, and to improve existing products and processes. Research and development also focuses on optimizing existing assets and improving efficiency, safety and environmental protection. Worldwide expenditures for research and development amounted to approximately $42 million in 1998, $44 million in 1997 and $41 million in 1996.

PATENTS AND TRADEMARKS

     Conoco owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to Conoco's business as a whole. During 1998, the Company was granted seven U.S. and 28 non-U.S. patents. The Company also has individual trademarks and brands for its products and services which are registered in various countries throughout the world. None of these trademarks and brands is considered material other than the "Conoco" and "Jet" brands.

OPERATING HAZARDS AND INSURANCE

     The Company's operations are subject to certain operating hazards such as well blowouts, collapsed wells, explosions, uncontrolled flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, refinery explosions, surface or marine transportation incidents, pollution, releases of toxic gas and other environmental hazards and risks. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and losses. Given the Company's risk profile and in accordance with the practices of a number of major integrated, international energy companies, Conoco does not carry business interruption insurance. The Company's decision not to carry business interruption insurance is based on several factors, including its spread of risk over five wholly owned refineries (with some resultant ability to replace product during periods of business interruption), a favorable loss history and loss prevention and safety programs. The Company has elected to retain the risk where management believes the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks are generally not fully insurable.

PROPERTIES

     The Company owns its corporate headquarters, consisting of 16 three-story buildings on a 62-acre site in Houston, Texas. The Company owns and leases petroleum properties and operates production processing, refining, marketing, power-generating and research and development facilities worldwide. In addition, the Company operates sales offices, regional purchasing offices, distribution centers and various other specialized service locations throughout the world.

EMPLOYEES

     Conoco had approximately 16,650 employees as of December 31, 1998. Approximately 1,400 employees at the Company's U.S. refineries are represented by the Oil, Chemical and Atomic Workers International Union under separate bargaining agreements for each refinery. These agreements cover wages, certain benefit matters, grievance procedures and various employment conditions, and we believe they are typical of the refining industry in the U.S. In 1999, Conoco will reduce staff by approximately 975 positions to improve operational efficiencies by combining some functions in the United States and by more broadly sharing services and more effectively deploying employees. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring.

ITEM 3. LEGAL PROCEEDINGS

     On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company ("YPL") and the Conoco Pipe Line Company as a 40 percent owner and operator of YPL. The Complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. The parties have reached an agreement to settle the case that involves the payment of a penalty of $165,000 and a supplemental environmental project that involves a fish ladder in the Jocko River designed to enhance the Bull Trout population. Final settlement documents are in the process of being executed and are expected to be lodged with the court for the thirty day comment period by the end of March 1999.

     On January 5, 1999, Conoco paid $105,000 in penalties and agreed to perform a Supplemental Environmental Project valued at $200,000. This agreement was reached in settlement of allegations made on June 18, 1998, by the New Mexico Environmental Department, Air Quality Bureau, that Conoco had failed to obtain a Clean Air Act permit and violated certain conditions in existing permits at the Maljamar Gas Plant and the MCA field.

     On August 31, 1998, Conoco received a Notice of Violation from the Louisiana Department of Environmental Quality ("LDEQ") for failure to maintain control equipment to control emissions from the sulfur pits at the Lake Charles Refinery. On November 11, 1998, Conoco was notified by the LDEQ that the agency is seeking a fine of $300,000. Conoco is contesting these allegations and the proposed penalty and is seeking a hearing in this manner.

     The Company is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices, and claims for damages resulting from leaking underground storage tanks. As a result of its separation from DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. We believe the ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 19, 1998, DuPont, as Conoco's sole stockholder, acting by written consent, (i) approved the restatement of Conoco's certificate of incorporation; (ii) approved the division of the Board of Directors into three classes; (iii) approved Conoco's 1998 Stock Performance and Incentive Plan, 1998 Key Employee Stock Performance Plan, Global Stock Performance Plan, Deferred Compensation Plan for Non-employee Directors and Directors' Charitable Gift Plan (collectively, the "Benefit Plans"); (iv) ratified grants pursuant to the Benefit Plans; (v) ratified the indemnification agreements between Conoco and each of the directors; and (vi) ratified the Rights Agreement between Conoco and First Chicago Trust Company of New York. On October 20, 1998, DuPont, as Conoco's sole stockholder, acting by written consent, approved an amendment to Conoco's certificate of incorporation.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME                  AGE(1)                     POSITION WITH THE COMPANY
             ----                  ------                     -------------------------
Archie W. Dunham...............      60      President, Chief Executive Officer and Director
Gary W. Edwards................      57      Executive Vice President, Refining, Marketing, Supply and
                                               Transportation
Robert E. McKee III............      52      Executive Vice President, Exploration Production
Robert W. Goldman..............      56      Senior Vice President, Finance, and Chief Financial Officer
Rick A. Harrington.............      54      Senior Vice President, Legal, and General Counsel

---------------

(1) As of February 26, 1999.

     Set forth below is information concerning the current executive officers.

     Archie W. Dunham has been President and Chief Executive Officer of the Company since 1996. He joined the Company in 1966 and subsequently held a number of commercial and managerial positions within the Company and DuPont. He currently serves on both companies' boards of directors. Mr. Dunham is also a member of the Boards of Directors of Louisiana-Pacific Corporation and Phelps Dodge Corporation. Mr. Dunham is a former Executive Vice President, Exploration Production and Executive Vice President, Refining, Marketing, Supply and Transportation for the Company. He was also a Senior Vice President, Polymers and Senior Vice President, Chemicals and Pigments for DuPont. He is a director of the American Petroleum Institute, the National Petroleum Council, the U.S.-Russia Business Council, the Greater Houston Partnership and Chairman of the United States Energy Association. Mr. Dunham is a member of the Board of Visitors and the Energy Center Board of Directors at the University of Oklahoma. He also serves on the board of trustees of the Memorial Hermann Healthcare System in Houston, the Houston Grand Opera, the Houston Symphony, the George Bush Presidential Library and the Smithsonian Institution.

     Gary W. Edwards has been Executive Vice President of the Company since 1991, with responsibility for worldwide refining, marketing, supply and transportation and was a Senior Vice President of DuPont until October 27, 1998. He joined the Company in 1963, working at various locations throughout the United States and in the United Kingdom, and was formerly the Company's Vice President, Refining Marketing Europe; Vice President Refining, Marketing and Transportation; and Vice President North American Marketing.

Mr. Edwards has held a number of managerial positions in Conoco Pipeline, Transportation, Natural Gas and Gas Products, Logistics and Marketing. He is a Director of the American Petroleum Institute and a previous director and Vice President of the European Petroleum Industry Association in Brussels, Belgium. Mr. Edwards is a member of the Kansas State University Engineering advisory council, and serves on the boards of the Yellowstone Park Foundation, Theatre Under the Stars, Junior Achievement, Inc. (National) as well as Junior Achievement of Southeast Texas, Target Hunger, Private Sector Initiative, and the Houston Music Hall Foundation.

     Robert E. McKee III has been an Executive Vice President for the Company since 1992, with responsibility for worldwide exploration and production and was a Senior Vice President of DuPont until October 27, 1998. He was formerly the Company's Executive Vice President for Corporate Strategy and Development, Senior Vice President for Administration, Vice President of North American Refining and Marketing and Vice President, Chairman and Managing Director of Conoco (UK) Limited. Since he joined Conoco in 1967, Mr. McKee has worked at various locations and held numerous managerial, operating, administrative and technology positions both in the United State and overseas. He currently serves on the board of directors of the American Petroleum Institute and is a former director of Consol Energy Inc. and Consol Inc. In addition, he is Chairman of the Southern Regional Advisory Board of the Institute of International Education and a member of the advisory committee of the University of Texas Engineering Department. Mr. McKee also serves as Chairman of the President's Council of the Colorado School of Mines.

     Robert W. Goldman has been Senior Vice President, Finance, and Chief Financial Officer of the Company since 1998 and was its Vice President, Finance from 1991 to 1998. Mr. Goldman began his career with DuPont in 1965 and subsequently held many technical and managerial positions within the finance, tax and treasury functions. He is the former Vice President-Finance of DuPont (Mexico), Vice President, Remington Arms Company and served as Director and Comptroller of several operating departments of DuPont in Wilmington, Delaware. Mr. Goldman transferred to the Company in 1988 as Vice President and Controller. He is co-chairman of the Company's Risk Management Committee and is a member of the American Petroleum Institute, a former chairman of its Accounting Committee and currently serves on its Executive Committee of the General Committee on Finance. He is also a member of the Financial Executives Institute and the Executive Committee of the Board of Directors of the Alley Theatre in Houston, Texas.

     Rick A. Harrington has been Senior Vice President, Legal, and General Counsel of the Company since 1998 and was Vice President and General Counsel of the Company and Vice President and Assistant General Counsel of DuPont from 1994 until October 27, 1998. He joined DuPont in 1979 as a Senior Attorney, and subsequently held the positions of Managing Counsel, Special Litigation, and Vice President and General Counsel of Consolidation Coal Company. Prior to joining DuPont, he was a partner in the firm of Arent, Fox, Kintner, Plotkin and Kahn in Washington, D.C. where he specialized in antitrust litigation. Mr. Harrington is a member of the bar of the District of Columbia, the District of Columbia Court of Appeals and the Fifth Circuit Court of Appeals. He is a director of the American Corporate Counsel Association and is a member of its Policy Committee. He is also a member of the American Petroleum Institute General Committee on Law and the University of Kansas School of Business Dean's Board.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET, STOCK AND DIVIDEND INFORMATION

     The Company's Class A Common Stock is listed on the New York Stock Exchange, Inc. (symbol: COC). The number of record holders of Class A Common Stock was 1,650 and Class B Common Stock was one at February 19, 1999.

QUARTERLY CLASS A COMMON STOCK PRICES

                                                              HIGH   LOW
                                                              ----   ---
1998
Fourth Quarter..............................................  25 3/4 19 3/8

     The Offerings commenced on October 21, 1998. Conoco's Class A Common Stock began trading on the New York Stock Exchange on October 22, 1998. There are no stock prices for any quarters prior to the fourth quarter of 1998. Fourth quarter market prices are as reported on the New York Stock Exchange, Inc. Composite Transactions Tape.

     No dividends were declared in 1998 relating to the Class A Common Stock. The Company declared a first quarter cash dividend on January 27, 1999 of $.14 per share on each outstanding share of Class A Common Stock and Class B Common Stock, payable March 12, 1999 to shareholders of record as of February 12, 1999. This initial dividend was determined on a pro rata basis covering the period from October 27, 1998 to December 31, 1998, and is equivalent to $.19 per share for a full quarter.

     The determination of the amount of future cash dividends to be declared and paid will depend upon declaration by the Company's Board of Directors and upon the Company's financial condition, results of operations, cash flow, the level of its capital and exploration expenditures, its future business prospects and such other matters that the Company's Board of Directors deems relevant.

USE OF PROCEEDS

     The registration statement with respect to the Offerings was declared effective on October 21, 1998, on Form S-1 (Registration No. 333-60119) and the Offerings commenced on October 21, 1998. The Offerings terminated with the sale of all securities registered.

     The U.S. managing underwriters for the Offerings were Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Salomon Smith Barney Inc., BT Alex. Brown Incorporated and Schroder & Co. Inc. The International managing underwriters were Morgan Stanley & Co. International Limited, Credit Suisse First Boston (Europe) Limited, Goldman Sachs International, Merrill Lynch International, J.P. Morgan Securities Ltd., Salomon Brothers International Limited, BT Alex. Brown International, a division of Bankers Trust International PLC and J. Henry Schroder & Co. Limited.

     Conoco registered and sold 191,456,427 shares of Class A Common Stock at an initial offering price of $23 per share for an aggregate dollar amount of $4,404 million. After deducting the underwriters' discounts and commissions of approximately $176 million, the net proceeds received by the Company were $4,228 million. No underwriting discounts or commissions were paid to directors or officers of Conoco or any of their associates, to persons owning ten percent or more of any class of equity securities of Conoco, or to affiliates of Conoco.

     The Company used the net proceeds of the Offerings ($4,228 million) to repay or purchase a portion of the indebtedness owed by certain subsidiaries of the Company to DuPont under certain intercompany notes (the "Intercompany Notes"). The Intercompany Notes consisted of (i) a promissory note in the principal amount of $7,500 million, due January 2, 2000, and bearing interest at a rate of 6.0125 percent per annum, (ii) a promissory note in the principal amount of approximately $827 million, due January 2, 2000, and bearing interest at a rate equal to the six-month LIBOR plus 0.375 percent per annum, (iii) several Norwegian Kroner denominated promissory notes with an aggregate principal amount of approximately $461 million, after conversion to U.S. dollars at September 30, 1998, having various maturity dates (ranging from October 1998 to January 2000 and having a remaining weighted average maturity of eight months as of September 30, 1998) and bearing interest at a rate equal to the six-month NIBOR plus 0.375 percent per annum and (iv) a promissory note (the principal amount of which was approximately $204 million at the end of October 1998) due on demand, and bearing an interest rate during any calendar month based on the interest rate on DuPont's commercial paper during the preceding month (or 5.65% in October 1998).

     The net proceeds of the Offerings were applied, first, to pay accrued interest ($124 million) on the $7,500 million promissory note (described in clause (i) of the preceding paragraph) and then to pay principal ($2,654 million) on such promissory note to the extent necessary to reduce the principal amount to $4,846 million; second, to purchase the Kroner denominated notes ($461 million) (described in clause (iii) of the preceding paragraph) and to pay accrued interest ($9 million) thereon; third, to repay $820 million of principal and all accrued interest ($8 million) through October 26, 1998, on the $827 million note referred to in clause (ii) of the preceding paragraph; and fourth, to repay, $152 million of the principal of the note referred to in clause (iv) of the preceding paragraph. This accounts for the total use of net proceeds from the Offerings. The $7,500 million promissory note was incurred in payment of a dividend in July 1998. The promissory note with a principal amount of approximately $827 million was incurred to finance the purchase by the Company of certain loans made by DuPont to the Company. The purchased loans, as well as the several promissory notes with an aggregate principal amount of approximately $461 million, were incurred to finance certain capital expenditures, acquisitions and working capital. The promissory note referred to in clause (iv) of the preceding paragraph was incurred to finance working capital needs of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31
                                                              -----------------------------------------------
                                                               1998      1997      1996      1995      1994
                                                              -------   -------   -------   -------   -------
                                                                      (IN MILLIONS, EXCEPT PER SHARE)
STATEMENT OF INCOME DATA:
Total Revenues(1)...........................................  $23,168   $26,263   $24,416   $20,518   $19,433
Cost of Goods Sold and Other Operating Expenses.............   13,840    16,226    14,560    11,146    10,640
Selling, General and Administrative Expenses(2).............      972       726       755       728       679
Exploration Expenses(3).....................................      380       457       404       331       357
Depreciation, Depletion and Amortization ("DD&A")...........    1,113     1,179     1,085     1,067     1,244
Taxes Other Than on Income(1)...............................    5,970     5,532     5,637     5,823     5,477
Interest and Debt Expense...................................      199        36        74        74        63
                                                              -------   -------   -------   -------   -------
Income Before Income Taxes..................................      694     2,107     1,901     1,349       973
Provision for Income Taxes..................................      244     1,010     1,038       774       551
                                                              -------   -------   -------   -------   -------
  Net Income(4).............................................  $   450   $ 1,097   $   863   $   575   $   422
                                                              =======   =======   =======   =======   =======
Segment After-Tax Operating Income:
Upstream:
  United States.............................................  $   219   $   445   $   314   $   258   $   248
  International.............................................      283       439       367       234       250
Downstream:
  United States.............................................      135       216       172       112       104
  International.............................................      156        91       117       121       137
Corporate and Other(4)......................................     (343)      (94)     (107)     (150)     (317)
                                                              -------   -------   -------   -------   -------
                                                              $   450   $ 1,097   $   863   $   575   $   422
                                                              =======   =======   =======   =======   =======
Earnings Per Share:(5)
  Basic.....................................................  $   .72   $  1.75   $  1.37   $   .92   $   .67
  Diluted...................................................  $   .71   $  1.72   $  1.36   $   .90   $   .66
Weighted Average Shares Outstanding:(5)
  Basic.....................................................      628       628       628       628       628
  Diluted...................................................      637       637       637       637       637
OTHER DATA:
Cash Provided by Operations.................................  $ 1,373   $ 2,876   $ 2,396   $ 1,924   $ 2,143
Capital Expenditures and Investments........................    2,516     3,114     1,944     1,837     1,665
Cash Exploration Expense....................................      217       286       262       204       200

---------------

(1) Includes petroleum excise taxes of $5,801, $5,349, $5,461, $5,655, and $5,291 for 1998, 1997, 1996, 1995, and 1994, respectively.
(2) Includes a non-cash stock option provision for 1998 of $236.
(3) Includes cash exploration overhead and operating expense, DD&A, dry hole costs and impairments of unproved properties.
(4) Includes after-tax exchange gains (losses) of $32, $21, $(7), $(40), and $(143) for 1998, 1997, 1996, 1995 and 1994, respectively.
(5) Conoco's capital structure was established at the time of the Offerings. In accordance with SEC Staff Accounting Bulletin No. 98, this capitalization has been retroactively reflected for purposes of presenting earnings per share.

                                                                                DECEMBER 31
                                                              -----------------------------------------------
                                                               1998      1997      1996      1995      1994
                                                              -------   -------   -------   -------   -------
                                                                               (IN MILLIONS)
BALANCE SHEET DATA:
Cash and Cash Equivalents...................................  $   394   $ 1,147   $   846   $   286   $   319
Working Capital.............................................       45       567       862       999     1,790
Net Property, Plant and Equipment...........................   11,413    10,828    10,082     9,758     9,522
Total Assets................................................   16,075    17,062    15,226    14,229    15,271
Long-Term Borrowings -- Related Parties.....................    4,596     1,450     2,287     2,141     2,279
Other Long-Term Borrowings and Capital Lease Obligations....       93       106       101        65       342
Total Stockholders' Equity/Owner's Net Investment...........    4,438     7,896     6,579     6,754     7,274

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     References to "Conoco," "the Company," "we," or "us" are references to Conoco Inc. and its consolidated subsidiaries.

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions.

     We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the petroleum industry in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors including the following:

     - fluctuations in crude oil and natural gas prices

     - refining and marketing margins

     - failure or delays in achieving expected production from oil and gas development projects

     - uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance

     - lack of exploration success

     - disruption or interruption of our production facilities due to accidents or political events

     - international monetary conditions and exchange controls

     - liability for remedial actions under environmental regulations

     - disruption to our operations due to untimely or incomplete resolution of year 2000 issues by us or other entities

     - liability resulting from litigation

     - world economic and political conditions

     - changes in tax and other laws applicable to our business

     The discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Conoco included in this report.

     On October 21, 1998, Conoco sold 191,456,427 shares of Class A Common Stock in initial public offerings (the "Offerings"). Prior to the Offerings, Conoco and DuPont entered into a Restructuring, Transfer and Separation Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, the operations of Conoco and DuPont were substantially reorganized and certain entities, assets, liabilities and related operations were transferred between the companies (the "Separation").

     Effective at the time of the Offerings, Conoco's capital structure was established and the transfer to Conoco of certain subsidiaries previously owned by DuPont was substantially complete, resulting in direct ownership of those subsidiaries. Accordingly, for periods subsequent to the Offerings, financial information is presented on a consolidated basis.

     Prior to the date of the Offerings, operations were conducted by Conoco Inc., subsidiaries of Conoco Inc. and, in some cases, subsidiaries of DuPont. The accompanying Consolidated Financial Statements for these periods are presented on a carve-out basis prepared from DuPont's historical accounting records, and include the historical operations of both entities owned by Conoco and operations transferred to Conoco by DuPont at the time of the Offerings. In this context, no direct ownership relationship existed among all the various units comprising Conoco. Accordingly, DuPont and its subsidiaries' net investment in Conoco ("Owner's Net Investment") is shown in lieu of Stockholders' Equity in the Consolidated Financial Statements.

     The Consolidated Statement of Income includes all revenues and costs directly attributable to Conoco, including costs for facilities, functions and services used by Conoco at shared sites and costs for certain functions and services performed by centralized DuPont organizations and directly charged to Conoco based on usage. In addition, services performed by Conoco on DuPont's behalf are directly charged to DuPont. The results of operations also include allocations of DuPont's general corporate expenses through the date of the Offerings.

     Prior to the date of the Offerings, all charges and allocations of cost for facilities, functions and services performed by DuPont organizations for Conoco have been deemed to have been paid by Conoco to DuPont, in cash, in the period in which the cost was recorded in the Consolidated Financial Statements. Allocations of current income taxes receivable or payable are similarly deemed to have been remitted, in cash, by or to DuPont in the period the related income taxes were recorded. Subsequent to the Offerings, such costs are billed directly under transitional service agreements, and income taxes are paid directly to the taxing authorities, or to DuPont, as appropriate.

     Conoco has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. Activities of the Upstream operating segment include exploring for, and developing, producing and selling, crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying, selling crude oil and refined products and transporting, distributing and marketing petroleum products. Corporate and Other includes general corporate expenses, financing costs and other nonoperating items, and results for electric power and related-party insurance operations.

     Conoco considers portfolio optimization to be an ongoing business strategy and continuously seeks to rationalize its investment portfolio in order to maximize profitability. Over the past five years, Conoco has generated proceeds of approximately $2,126 million, averaging about $425 million a year through the disposal of marginal and nonstrategic producing properties, by upgrading and redirecting its exploration portfolio and by increasing its ownership in large scale properties. As a result, we have maintained production essentially constant on a BOE basis while undergoing this rationalization. Our policy is to report material gains and losses from individual asset sales as special items when reporting Consolidated Net Income.

     Conoco conducts its activities through wholly and majority owned subsidiaries and, increasingly, through equity affiliates. This trend of conducting business in the petroleum industry through equity affiliates is expected to increase in the future as the Company attempts to minimize either the capital or political risks associated with new large scale, high impact projects.

     Crude oil prices declined substantially in 1998, and we expect these depressed prices to continue in 1999. During 1998, West Texas Intermediate crude oil prices fell to 12-year lows as measured in absolute dollars (and 25-year lows as measured in inflation-adjusted dollars), and closed at $12.05 per barrel on December 31, 1998. These lower prices had a significant negative impact on the Company's financial results in 1998 and are expected to continue to negatively impact 1999 financial results. Conoco's profitability is determined in large part by the difference between the prices it receives for the crude oil, natural gas, natural gas liquids and refined products it produces and the costs of finding, developing, producing, refining and marketing these resources. Conoco has no control over many factors affecting prices for its products. Prices for crude oil, natural gas, and refined products may fluctuate widely in response to changes in global and regional supply, political developments and the ability of the Organization of Petroleum Exporting Countries ("OPEC") and other producing nations to set and maintain production levels and prices. Prices for crude oil, natural gas and refined products are also affected by changes in demand for these products, which may result from global events, as well as supply and demand in industrial markets, such as the steel and aluminum markets. Reduced Asian demand, as a result of the recent economic downturn in Asia, has negatively affected worldwide crude oil and product prices. Even small decreases in crude oil and natural gas prices and refined product margins may adversely affect Conoco. Lower crude oil and natural gas prices may reduce the amount of oil and natural gas reserves Conoco can produce economically, and existing contracts that Conoco has entered into may become uneconomic.

     Local political and economic factors in international markets may have a material adverse effect on Conoco. There are many risks associated with operations in international markets, including changes in foreign governmental policies relating to crude oil, natural gas or refined product pricing and taxation, other political, economic or diplomatic developments, changing political conditions and international monetary fluctuations. Recent turmoil in regions such as Russia, Southeast Asia and South America has subjected Conoco's operations in these regions to increased risks. These risks include (i) the risk of political and economic instability, (ii) the risk of war, (iii) the risk that Conoco's property will be seized by a foreign government with or without compensation, (iv) the risk of confiscatory taxation, (v) the risk that the foreign governments will attempt to renegotiate or revoke existing contractual arrangements, and (vi) increased risks of fluctuating currency values, hard currency shortages and currency controls. Civil unrest and changes in government are also potential hazards.

     Actions of the United States government can also expose Conoco's operations to risk. The United States government can use tax and other legislation, executive orders and commercial restrictions to prevent or restrict Conoco's doing business in foreign countries. These restrictions and those of foreign governments have in the past restricted Conoco's ability to operate in or gain attractive opportunities in various countries. Actions by both the United States and host governments have affected operations significantly in the past and will continue to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

  CASH PROVIDED BY OPERATIONS

     Cash provided by operations in 1998 decreased $1,503 million to $1,373 million versus $2,876 million in 1997. Cash provided by operations before changes in operating assets and liabilities decreased $303 million compared to 1997, primarily due to lower net realized crude oil and natural gas prices partially offset by higher natural gas volumes and improved international Downstream margins. Negative changes to net operating assets and liabilities of $1,200 million were due to higher tax payments attributable to 1997 asset sales and a decrease in accounts payable offset by a decrease in accounts receivable due to lower crude oil prices.

     Cash provided by operations increased $480 million, or 20 percent, to $2,876 million during 1997 versus $2,396 million in 1996. Positive changes to net operating assets and liabilities of $446 million were principally due to the $303 million received from a contract for future sales of natural gas to Centrica, a United Kingdom gas marketing company.

INVESTMENT ACTIVITIES

  CAPITAL EXPENDITURES AND INVESTMENTS

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Upstream:
  United States.............................................  $  788   $1,534   $  400
  International.............................................   1,177      999      864
                                                              ------   ------   ------
          Total Upstream....................................  $1,965   $2,533   $1,264
Downstream:
  United States.............................................  $  201   $  227   $  218
  International.............................................     332      331      462
                                                              ------   ------   ------
          Total Downstream..................................  $  533   $  558   $  680
Corporate and Other.........................................      18       23       --
                                                              ------   ------   ------
          Total Capital Expenditures and Investments........  $2,516   $3,114   $1,944
                                                              ======   ======   ======

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States...............................................  $1,007   $1,761   $  618
International...............................................   1,509    1,353   $1,326
                                                              ------   ------   ------
          Total.............................................  $2,516   $3,114   $1,944
                                                              ======   ======   ======

     Total capital investments in 1998, including investments in affiliates and acquisitions, were $2,516 million, a decrease of 19 percent versus 1997 capital investments of $3,114 million, which included a $929 million acquisition of natural gas properties and transportation assets in the Lobo trend in South Texas (the "Lobo acquisition"). Approximately 60 percent of 1998 capital investments were outside the United States. About 78 percent of 1998 capital investments were spent in Upstream, with a majority of this devoted to development projects in South Texas, deepwater Gulf of Mexico, Venezuela, the United Kingdom and Norway. Approximately $312 million was spent on exploratory drilling and leasing. Downstream capital investments in 1998 included completion of the Melaka refinery, expansion of retail marketing operations, particularly in Europe, and upgrades and maintenance of existing facilities. The Company also spent approximately $18 million for corporate software in 1998.

     Total capital investments, including investments in affiliates and acquisitions, were $3,114 million in 1997, a 60 percent increase over 1996 capital investments of $1,944 million. This increase primarily reflects the Lobo acquisition.

  Upstream
  --------

     Upstream capital investments totaled $1,965 million in 1998, a decrease of $568 million, or 22 percent, compared to $2,533 million in 1997, which included the $929 million Lobo acquisition.

     Upstream capital investments totaled $2,533 million in 1997, an increase of $1,269 million, or 100 percent, compared to $1,264 million in 1996, primarily as a result of the Lobo acquisition. The Lobo acquisition added significant reserves and 1,150 miles of natural gas gathering and transportation pipeline, providing direct access to major Texas intrastate and interstate pipelines. As a result, the Company is the largest natural gas producer in the area and the second largest natural gas producer in Texas.

  United States

     In 1998, U.S. capital investments were $788 million, a decrease of $746 million, or 49 percent, compared to 1997 U.S. capital investments of $1,534 million. Expenditures in 1998 focused on continuing operations and development. This included the development of the Lobo field, the Ursa field in deepwater Gulf of Mexico, the construction of two deepwater drillships, the first of which went into service in January 1999 in the Gulf of Mexico, the acquisition of exploratory acreage, and the expansion of onshore natural gas operations. The Ursa field development represents a major development project in the Gulf of Mexico. The project involved installing a new generation tension leg platform in approximately 3,900 feet of water. First production is scheduled for 1999. The Company has increased its deepwater holdings in the Gulf of Mexico, and exploration within these holdings will be carried out by a deepwater drillship.

     During 1997, the Company spent $1,534 million on capital projects in the United States, an increase of $1,134 million, or 284 percent, compared to 1996 U.S. capital investments of $400 million. Besides the $929 million Lobo acquisition and exploratory drilling, expenditures focused on development of the partner-operated Ursa field in deepwater Gulf of Mexico, construction of two deepwater drillships, acquisition of additional reserves and exploratory acreage in the San Juan Basin and expansion of onshore natural gas operations. In 1996, U.S. capital investments focused on continuing operations and development.

  International

     In 1998, international capital investments were $1,177 million, an increase of $178 million, or 18 percent, compared to $999 million in 1997. The 1998 increase reflects expenditures to complete the multi-year development program in the Britannia gas field in the U.K. North Sea, with first production in August 1998. Other significant capital investments were made for exploratory drilling and development projects such as the Petrozuata joint venture in Venezuela, which also began production in August 1998, the Visund field in the Norwegian North Sea and the Viking Phoenix project in the U.K. North Sea. Conoco increased its natural gas holdings in the U.K. sector of the North Sea through its acquisition of the British subsidiary of Canadian Occidental Petroleum Ltd., which held an interest in the South Valiant, Vulcan and Caister fields, as well as interests in the Murdoch and Esmond gas transportation systems.

     International capital investments totaled $999 million in 1997, an increase of $135 million, or 16 percent, compared to international capital investments of $864 million in 1996. Conoco continued to develop the Britannia gas field in the U.K. North Sea. Other significant capital investments were made for exploratory drilling and development projects such as the Petrozuata joint venture in Venezuela, the Ukpokiti field offshore Nigeria, the Visund field in the Norwegian North Sea, a methanol plant in Norway and the Boulton gas field in the U.K. North Sea. In 1996, international capital investments were $864 million, reflecting expenditures to develop the Britannia field and $67 million to fund the Company's share of losses incurred by a European gas marketing joint venture.

  Downstream
  ----------

     Downstream capital investments were $533 million in 1998, a decrease of $25 million, or four percent, versus $558 million in 1997, primarily as a result of lower investments in equity affiliates.

     Downstream capital investments totaled $558 million in 1997, a decrease of $122 million, or 18 percent, versus $680 million in 1996, primarily reflecting completion of the acidic crude vacuum unit at the Company's Humber refinery in the U.K. as well as the acquisition of an equity interest in two refineries in the Czech Republic during 1996.

  United States

     Investments in 1998 totaled $201 million, a decrease of $26 million, or 11 percent, versus 1997 investments of $227 million. Investments in 1998 included costs for continued operations and optimization of retail marketing operations. Conoco also invested $8 million for an increased ownership interest in Penreco, a joint venture with Pennzoil-Quaker State that produces and markets highly refined specialty petroleum products.

     During 1997, Conoco spent $227 million on Downstream capital projects in the United States, an increase of $9 million, or four percent, compared to investments of $218 million in 1996. The majority of the 1997 funds were used to support continuing operations and optimization of retail marketing operations. The Company also invested funds for an initial equity interest in Penreco.

     Capital investments in 1996 totaled $218 million. The most significant investments related to the completion of the 45,000 barrel per day expansion of the Lake Charles refinery's sour crude oil processing capability to support the Excel Paralubes lube oil hydrocracker joint venture with Pennzoil. The lube oil hydrocracker converts low quality, high sulphur vacuum gas oil into base oil of extremely high purity and enhances the value of the Company's finished lubricants business by producing improved motor oils, transmission fluids and industrial lubes blended from hydrocracked base oils.

  International

     In 1998, the Company made capital investments of $332 million including investments in the Company's retail marketing position in core markets such as Germany and Austria, and newer retail markets such as Thailand, as well as investments for completing the construction of the Melaka refinery, a joint venture with Petronas and Statoil, which began operation in the third quarter of 1998.

     During 1997, the Company spent $331 million on Downstream international capital investments, a decrease of $131 million, or 28 percent, from 1996 capital investments of $462 million. The decrease was due to expenditures in 1996 relating to costs for the acidic crude vacuum unit at the Company's Humber refinery.

The installation of the vacuum unit at the Humber refinery allowed the refinery to process acidic crude oil, including equity crude oil from the Heidrun field. Expenditures in 1997 focused on strengthening the Company's retail marketing position in core markets such as Germany, Austria and the Nordic countries, expanding in targeted retail growth markets in Central and Eastern Europe, Spain, Turkey and the Asia Pacific region, and continuing the construction of the Melaka refinery.

     Capital investments in 1996 totaled $462 million and included costs for the acidic crude vacuum unit at the Company's Humber refinery, construction expenditures related to the Melaka refinery, acquisition of equity interests in two Czech refineries, and expansion of retail marketing operations, particularly in Eastern Europe. The acquisition of the equity interests in the two Czech refineries supported the expansion of the Company's retail marketing operations in the emerging markets in Eastern Europe, including the Czech Republic, Poland, Hungary and Slovakia.

  Corporate and Other
  -------------------

     Capital investments in 1998 were $18 million and were primarily associated with corporate software.

     Capital investments in 1997 were $23 million, most of which represent the Company's investment in electric power generation projects in international equity affiliates. Because of deregulation within this industry, the Company expects to continue to pursue projects which leverage the economic advantages of the Company's energy production activities and the demand for energy in DuPont or third party manufacturing operations.

     There were no capital investments in Corporate and Other during 1996.

  PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Conoco's 1998 investment activities included proceeds of $721 million, a 28 percent increase over $565 million in 1997. The 1998 proceeds included $245 million from the sale of certain Upstream U.S. and North Sea properties, $156 million from the sale of various Downstream assets in the U.S., as well as $54 million from the sale of an office building in Europe. These and other proceeds are a result of the Company's ongoing strategic portfolio upgrading and rationalization efforts. 1997 proceeds were $565 million, an increase of $237 million versus 1996 proceeds of $328 million.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending. We believe our future cash flow from operations and our borrowing capacity should be sufficient to fund dividends, debt service, capital expenditures and working capital requirements.

     Prior to the Separation, the businesses transferred to Conoco were funded through DuPont. Apart from limited recourse project financing related to various joint ventures, equipment lease facilities and financing of certain refinery equipment and other small financings, the Company has had limited indebtedness to third parties. Since the time of the Offerings, Conoco's operations have been funded through internally generated funds and related party debt with DuPont.

     In July 1998, Conoco issued a promissory note (the "Note") to DuPont in the aggregate principal amount of $7,500 million bearing interest at a rate of
6.0125 percent per annum. The Note has a maturity date of January 2, 2000. The Note may be voluntarily prepaid without penalty or premium. The Note also provides for mandatory prepayments in the event cash proceeds are realized by Conoco from the incurrence of indebtedness or the issuance of equity securities by Conoco or its subsidiaries. The Note includes certain covenants and customary events of default, including failure to pay interest when due, certain events of bankruptcy of the Company and change of control. The consent of DuPont is also required prior to the Company entering into certain transactions.

     In October 1998, Conoco raised net proceeds of $4,228 million in the Offerings. The net proceeds from the Offerings were used to repay a portion of the $7,500 million promissory note and certain other intercompany notes with DuPont. Total indebtedness owed to DuPont, following application of the net proceeds of the Offerings and the determination of the Company's cash and cash equivalents in excess of $225 million, was $4,853 million, consisting of $4,846 million related to the $7,500 million promissory note described in the above paragraph and $7 million remaining on an $827 million promissory note, due January 2, 2000, and bearing interest at a rate equal to the six-month LIBOR plus 0.375 percent per annum. As of December 31, 1998, total indebtedness owed to DuPont was $4,596 million.

     On October 27, 1998, the Company and DuPont entered into a Revolving Credit Agreement under which DuPont provides Conoco with a revolving credit facility in principal amount of up to $500 million. Loans under the Revolving Credit Agreement will be subject to mandatory prepayment to the extent the Company's cash and cash equivalents exceed $325 million or such higher amount as the Company and DuPont may agree. Loans under this facility will bear interest at a rate equal to 30-day LIBOR plus 0.20 percent per annum and may be voluntarily prepaid without penalty or premium. As of December 31, 1998, the outstanding balance under this credit facility was zero.

     Conoco is obligated to repay all outstanding debt owed to DuPont at such time as DuPont's direct or indirect voting power in the Company falls below 50 percent of the outstanding voting power of the Company. The Company intends to refinance outstanding related party debt owed to DuPont with a combination of commercial paper and public debt in 1999. On February 12, 1999, Conoco filed a "shelf" registration statement under the Securities Act of 1933 pursuant to which it may issue debt securities. Conoco intends to use the proceeds from issuances of securities under the shelf registration statement to refinance a portion of the outstanding debt owed to DuPont. There can be no assurance that the Company will be able to refinance this debt on terms as favorable as those existing with respect to the debt owed to DuPont.

RESULTS OF OPERATIONS

  CONSOLIDATED RESULTS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
  Upstream
     United States..........................................  $ 3,200   $ 3,348   $ 2,783
     International..........................................    1,601     1,906     1,943
                                                              -------   -------   -------
          Total Upstream....................................  $ 4,801   $ 5,254   $ 4,726
  Downstream
     United States..........................................  $ 8,949   $11,394   $10,545
     International..........................................    8,297     8,639     8,880
                                                              -------   -------   -------
          Total Downstream..................................  $17,246   $20,033   $19,425
  Corporate and Other.......................................      749       509        79
                                                              -------   -------   -------
          Total Sales and Other Operating Revenues..........  $22,796   $25,796   $24,230
                                                              =======   =======   =======
AFTER-TAX OPERATING INCOME
  Upstream
     United States..........................................  $   219   $   445   $   314
     International..........................................      283       439       367
                                                              -------   -------   -------
          Total Upstream....................................  $   502   $   884   $   681
  Downstream
     United States..........................................  $   135   $   216   $   172
     International..........................................      156        91       117
                                                              -------   -------   -------
          Total Downstream..................................  $   291   $   307   $   289
  Corporate and Other.......................................     (271)      (82)      (74)
                                                              -------   -------   -------
          Total After-Tax Operating Income..................  $   522   $ 1,109   $   896
  Interest and Other Non-Operating Expense
          Net of Tax........................................      (72)      (12)      (33)
                                                              -------   -------   -------
          CONSOLIDATED NET INCOME...........................  $   450   $ 1,097   $   863
                                                              =======   =======   =======

  SPECIAL ITEMS

     Consolidated net income includes the following non-recurring items ("Special Items") on an after-tax basis:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               1998     1997    1996
                                                              ------   ------   -----
                                                                   (IN MILLIONS)
UPSTREAM
Asset sales.................................................  $  95    $ 240    $ 16
Property impairments........................................    (38)    (112)    (63)
Tax rate changes............................................     --       19      --
Employee separation costs...................................    (42)      --     (11)
Inventory write-downs.......................................     (4)      --      --
                                                              -----    -----    ----
          Total Upstream Special Items......................  $  11    $ 147    $(58)
                                                              =====    =====    ====
DOWNSTREAM
Asset sales.................................................  $  12    $  --    $ 19
Property impairments........................................     --      (55)     --
Tax rate changes............................................     --       11      --
Environmental insurance litigation recoveries...............     --       --      44
Employee separation costs...................................    (10)      --     (11)
Inventory write-downs.......................................    (59)      --      --
Environmental litigation charges............................    (28)     (23)     --
                                                              -----    -----    ----
          Total Downstream Special Items....................  $ (85)   $ (67)   $ 52
                                                              =====    =====    ====
CORPORATE AND OTHER
Stock option provision......................................  $(183)   $  --    $ --
Environmental litigation charges............................    (14)      --      --
                                                              -----    -----    ----
          Total Corporate and Other Special Items...........  $(197)   $  --    $ --
                                                              =====    =====    ====
TOTAL SPECIAL ITEMS.........................................  $(271)   $  80    $ (6)
                                                              =====    =====    ====

     Special Items in 1998 include $107 million in gains from several unrelated asset sales. The gains consist of $54 million from the sale of producing and non-producing international Upstream properties, $41 million from U.S. Upstream producing properties and assets, and $12 million in Downstream from the sale of an office building in Europe. The Upstream sales are a normal part of the Company's portfolio rationalization program designed to improve profitability by disposing of marginal properties and concentrating operations on core properties. Offsetting the gains were property impairments of $38 million, of which $32 million were in the U.S., made in accordance with Conoco's policy on impairment of long-lived assets, inventory write-downs of $63 million to market prices, restructuring and employee separation costs of $52 million, and other losses of $42 million for environmental litigation charges. The $183 million stock option provision is a one-time non-cash charge for stock option employee compensation expenses related to the replacement of outstanding DuPont stock options held by Conoco employees with Conoco stock options in connection with the Offerings.

     Upstream Special Items in 1997 include $240 million in gains from asset sales consisting of $191 million associated with producing and non-producing properties in the North Sea and $49 million in the United States. Such asset sales are part of the Company's rationalization program, designed to improve profitability by disposing of marginal properties and concentrating operations on core properties. A United Kingdom tax rate change also provided a $19 million benefit in 1997. Offsetting these benefits were property impairments of $112 million relating to certain international non-revenue producing properties. Downstream Special Items in 1997 include a United Kingdom tax rate change benefit of $11 million. Offsetting this benefit were property impairments of $55 million attributable to the write-down of an office building held for sale in Europe. Other losses of $23 million include environmental litigation charges.

     Upstream Special Items in 1996 include a gain of $16 million from the sale of producing and non-producing properties in the United States. Offsetting this gain was a $63 million impairment associated with a write-down of an investment in a European gas marketing joint venture and employee separation costs of $11 million. Downstream Special Items in 1996 include a gain of $19 million associated with the sale of the Company's retail marketing business in Ireland. Environmental insurance litigation recoveries also resulted in a $44 million benefit. Offsetting these benefits were employee separation costs of $11 million.

     Consolidated Net Income before Special Items ("Earnings Before Special Items") was $721 million in 1998, $1,017 million in 1997 and $869 million in 1996.

  1998 Versus 1997

     Consolidated Net Income for 1998 of $450 million was down 59 percent from $1,097 million in 1997. The Company had Earnings Before Special Items of $721 million in 1998, down 29 percent from $1,017 million in 1997. Lower Earnings Before Special Items primarily reflect lower net realizable crude oil and natural gas prices and refined product prices. The lower prices were partly offset by higher natural gas volumes, lower exploration expenses, improved international Downstream marketing margins and the favorable resolution of certain tax issues.

     Sales and Other Operating Revenues of $22,796 million in 1998 were down 12 percent compared to $25,796 million in 1997, primarily due to a decrease in worldwide crude oil and natural gas prices and lower refined product prices. Downstream Sales and Other Operating Revenues were $17,246 million, down 14 percent compared to $20,033 million in 1997. Crude oil and refined product buy/sell and natural gas and electric power resale activities in 1998 totaled $5,004 million, down 9 percent compared to $5,509 million in 1997.

     Cost of Goods Sold and Other Operating Expenses in 1998 totaled $13,840 million, down 15 percent compared to $16,226 million in 1997. This reduction is primarily due to lower feedstock prices.

     Selling, General and Administrative Expenses for 1998 totaled $736 million, an increase of $10 million, or one percent, compared to $726 million in 1997, primarily due to environmental litigation charges related to a discontinued business assumed by Conoco under the Separation Agreement with DuPont.

     Included in 1998 is a pretax charge of $236 million, labeled "Stock Option Provision" on the Income Statement. This expense is a one-time non-cash charge for employee stock option compensation relating to the replacement of outstanding DuPont stock options held by Conoco employees with Conoco stock options in connection with the Offerings.

     Exploration Expenses in 1998 totaled $380 million, a decline of $77 million, or 17 percent, compared to $457 million in 1997. The decrease is primarily a result of a more focused exploration program. Also contributing to the decrease were lower amortization of non-producing leasehold properties in the United States and lower exploration overhead and operating expenses compared to 1997, which included seismic surveys conducted in the Gulf of Paria located between Venezuela and Trinidad and the Merida Andes foothills in Venezuela.

     Depreciation, Depletion and Amortization for 1998 totaled $1,113 million, a decrease of $66 million, or six percent, compared to $1,179 million in 1997.

     Provision for Income Taxes for 1998 totaled $244 million, down 76 percent compared to $1,010 million for 1997. This reflects an effective tax rate of approximately 35 percent in 1998 compared to 48 percent in 1997. The lower effective tax rate in 1998 is due to the increased impact of the U.S. alternative fuels tax credit, realization of a tax benefit on the sale of a subsidiary and a greater percentage of earnings in countries with lower effective tax rates.

  1997 versus 1996

     Consolidated Net Income for 1997 of $1,097 million was up 27 percent from $863 million in the prior year. The Company had Earnings Before Special Items of $1,017 million in 1997, up 17 percent from

$869 million in 1996. The increase was attributable to improved U.S. natural gas prices and higher international natural gas volumes in addition to stronger worldwide Downstream product margins and increased worldwide refinery production.

     Sales and Other Operating Revenues of $25,796 million in 1997 were up six percent compared to $24,230 million in the prior year, as higher Downstream product prices and volumes, increased international natural gas volumes and stronger domestic natural gas prices more than compensated for lower crude oil prices. Crude oil and refined product buy/sell and natural gas and electric power resale activities in 1997 totaled $5,509 million, up 32 percent compared to $4,167 million in 1996.

     Cost of Goods Sold and Other Operating Expenses in 1997 totaled $16,226 million, up 11 percent compared to $14,560 million in 1996, due to higher refined product volumes and crude oil and refined product buy/sell contract activity and natural gas and electric power resale activities.

     Selling, General and Administrative Expenses in 1997 totaled $726 million, a decrease of $29 million, or four percent, compared to $755 million in 1996, primarily due to one-time costs in 1996 for retail expansion activities in the U.S.

     Exploration Expenses in 1997 totaled $457 million, an increase of $53 million, or 13 percent, compared to $404 million in 1996, due to higher international exploration overhead and operating costs primarily from seismic surveys conducted in the Gulf of Paria located between Venezuela and Trinidad and in the Merida Andes foothills in Venezuela, higher international dry hole costs and an adjustment of certain non-producing U.S. leasehold properties.

     Depreciation, Depletion and Amortization in 1997 totaled $1,179 million, an increase of $94 million, or nine percent, compared to $1,085 million in 1996 due to higher depreciation resulting from a write-down of an office building held for sale in the United Kingdom and an impairment of certain international non-revenue producing properties partially offset by lower depreciation in U.S. Downstream operations.

     Provision for Income Taxes totaled $1,010 million in 1997, down three percent compared to $1,038 million in 1996. The lower provision reflects an effective tax rate of approximately 48 percent in 1997 compared to 55 percent in 1996. The decrease in the effective tax rate was primarily due to a lower proportion of earnings from operations in countries with higher effective tax rates.

UPSTREAM SEGMENT RESULTS

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              1998     1997    1996
                                                              -----   ------   -----
                                                                  (IN MILLIONS)
After-Tax Operating Income
  United States.............................................  $219    $ 445    $314
  International.............................................   283      439     367
                                                              ----    -----    ----
     After-Tax Operating Income.............................  $502    $ 884    $681
Special Items
  United States.............................................  $ 14    $ (49)   $ (9)
  International.............................................   (25)     (98)     67
                                                              ----    -----    ----
     Special Items..........................................  $(11)   $(147)   $ 58
Earnings Before Special Items
  United States.............................................  $233    $ 396    $305
  International.............................................   258      341     434
                                                              ----    -----    ----
     Earnings Before Special Items..........................  $491    $ 737    $739
                                                              ====    =====    ====

  1998 versus 1997

     Upstream After-Tax Operating Income was $502 million in 1998, down 43 percent from $884 million in 1997, principally due to lower crude oil and natural gas prices. Upstream Earnings Before Special Items were $491 million in 1998, down 33 percent from $737 million in 1997.

     The Company's worldwide net realized crude oil price was $12.37 per barrel for 1998, down $6.21 per barrel, or 33 percent, from $18.58 per barrel in 1997. Excess supply caused by weak Asian demand, higher crude oil production from OPEC producing countries and warmer winter weather caused the sharp drop in crude oil prices. Worldwide natural gas prices averaged $2.24 per thousand cubic feet
(mcf) for 1998, compared with $2.44 per mcf in 1997, primarily because of warmer winter weather. Lower worldwide natural gas prices were primarily driven by lower natural gas prices inside the United States. In the U.S., natural gas prices averaged $1.96 per mcf, down 10 percent, while internationally they remained steady at $2.72 per mcf. Worldwide crude oil and condensate production in 1998 was 315,000 barrels per day versus 337,000 barrels per day in 1997. Worldwide natural gas production in 1998 was up 17 percent to 1,411 million cubic feet per day from 1,203 million cubic feet per day in 1997.

     U.S. Upstream Earnings Before Special Items totaled $233 million in 1998, down 41 percent from $396 million in 1997. Lower U.S. Upstream Earnings Before Special Items were due to lower crude oil and natural gas prices and lower crude oil volumes resulting from asset dispositions and crude oil production declines. These reductions more than offset benefits from increased natural gas production, gains on property sales, and lower exploration expenses. Natural gas volumes were up 22 percent as increased production from the holdings in the South Texas Lobo trend, acquired in 1997, more than offset the decline in natural gas production elsewhere. U.S. production costs were $3.69 per BOE, down $0.54 per BOE, or 13 percent, compared to $4.23 per BOE in 1997, due to lower production taxes and higher gas volumes.

     Outside the United States, Upstream Earnings Before Special Items were $258 million, down 24 percent, from $341 million in the comparable period in 1997, primarily due to lower crude oil and natural gas prices offset by higher natural gas volumes, lower exploration expenses, and the favorable resolution of certain tax issues. International crude volumes, which comprise over 80 percent of Conoco's oil production, were down five percent to 265,000 barrels per day due to the sale of the Company's interest in the mature Ula and Gyda fields in Norway and natural production declines. However, earnings benefited from higher production in countries with relatively lower tax rates (primarily the United Kingdom and Nigeria). International gas volume was up nine percent. International production costs were $4.13 per BOE, down $0.06 per BOE, or one percent, compared to $4.19 per BOE in 1997, due to reduced costs from asset dispositions and other operating costs in 1998, partly offset by lower international crude oil production.

  1997 versus 1996

     Upstream After-Tax Operating Income was $884 million in 1997, up 30 percent, compared to $681 million in 1996. Upstream Earnings Before Special Items totaled $737 million in 1997, essentially unchanged from the previous year.

     Worldwide natural gas prices were up 15 percent to $2.44 per mcf in 1997 from $2.12 per mcf in 1996, resulting primarily from higher U.S. industry demand. Worldwide net realized crude oil prices were $18.58 per barrel, down $1.53 per barrel, or eight percent, from $20.11 per barrel in 1996. Crude oil prices declined despite higher crude oil demand and strong crude oil production growth, which included initial exports of Iraqi crude oil. Worldwide crude oil and condensate production averaged 337,000 barrels per day for the year, up slightly versus 1996. Worldwide natural gas deliveries in 1997 of 1,203 million cubic feet per day were essentially unchanged from 1,211 million cubic feet per day in 1996 as higher international natural gas volumes were offset by lower domestic natural gas volumes.

     U.S. Upstream Earnings Before Special Items totaled $396 million, up 30 percent from $305 million in 1996, due to higher gas prices which more than offset lower crude oil prices. U.S. production costs per BOE were $4.23, up $0.12 per BOE or 3 percent, compared to $4.11 per BOE in 1996, due to higher production taxes.

     Outside the United States, Earnings Before Special Items were $341 million, down 21 percent from $434 million in 1996 due to lower crude oil prices, partly offset by increased crude oil and natural gas volumes associated with the first year of oil production from Nigeria and increased production from the Heidrun and Troll fields in Norway and the Canadian Foothills. International production costs per BOE were $4.19 per BOE, up $0.51 per BOE, or 14 percent, compared to $3.68 per BOE in 1996, resulting from floating production storage offtake ("FPSO") lease costs on new fields in the United Kingdom and costs incurred on development projects that had not yet begun production.

DOWNSTREAM SEGMENT RESULTS

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
After-Tax Operating Income
  United States.............................................   $135     $216     $172
  International.............................................    156       91      117
                                                               ----     ----     ----
     After-Tax Operating Income.............................   $291     $307     $289
Special Items
  United States.............................................   $ 73     $ 23     $(36)
  International.............................................     12       44      (16)
                                                               ----     ----     ----
     Special Items..........................................   $ 85     $ 67     $(52)
Earnings Before Special Items
  United States.............................................   $208     $239     $136
  International.............................................    168      135      101
                                                               ----     ----     ----
     Earnings Before Special Items..........................   $376     $374     $237
                                                               ====     ====     ====

  1998 versus 1997

     Downstream After-Tax Operating Income was $291 million in 1998, down five percent compared to $307 million in 1997. Downstream Earnings Before Special Items totaled $376 million in 1998, up one percent from $374 million in 1997.

     United States Downstream Earnings Before Special Items were $208 million in 1998, compared to $239 million in 1997, a decrease of 13 percent. The decline was mainly attributable to weaker refinery margins, which were partly offset by record refinery runs, lower feedstock and operating costs and higher marketing margins.

     International Downstream Earnings Before Special Items were $168 million in 1998, up 24 percent from $135 million in the comparable period in 1997, reflecting higher European marketing margins, lower costs, and 11 percent higher refinery runs.

     The Company's refineries, excluding the Melaka refinery, operated at 95 percent capacity in 1998, four percent higher than 1997. The increase was primarily due to refinery upgrades in Europe in 1997, increased reliability throughout the system, and increased rates at the Lake Charles refinery subsequent to debottlenecking work completed in February 1998.

  1997 versus 1996

     Downstream After-Tax Operating Income was $307 million, up six percent from $289 million in 1996. Downstream Earnings Before Special Items increased 58 percent to $374 million in 1997, compared with $237 million in the prior year. Worldwide refined product sales volumes were 1,048,000 barrels per day in 1997, up five percent versus 1996.

     In the United States, Downstream Earnings Before Special Items were $239 million versus $136 million in 1996, an increase of 76 percent. The improvement was attributable to strong refining margins, reduced operating costs and higher refined product volumes from the new Lake Charles, Louisiana, hydrocracker expansion project.

     International Downstream Earnings Before Special Items were $135 million, up 34 percent from $101 million in the comparable period in 1996, primarily due to higher European refining margins and increased refinery production from the Humber refinery's new vacuum unit in the United Kingdom.

     The Company's refineries operated at 91 percent capacity in 1997, ten percent higher than 1996. The increase was primarily due to less downtime incurred in 1997, compared to 1996 when major expansions were taking place at the Lake Charles and Humber refineries.

CORPORATE AND OTHER SEGMENT RESULTS

  CORPORATE AND OTHER OPERATING

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               1998    1997    1996
                                                              ------   -----   -----
                                                                  (IN MILLIONS)
After-Tax Operating Income..................................  $(271)   $(82)   $(74)
Special Items...............................................    197      --      --
                                                              -----    ----    ----
Earnings Before Special Items...............................  $ (74)   $(82)   $(74)
                                                              =====    ====    ====

  1998 versus 1997

     Corporate and Other Segment After-Tax Operating Income was a loss of $271 million in 1998, an impairment of $189 million from a loss of $82 million in 1997, primarily as a result of the one-time stock option provision. Corporate and Other Earnings Before Special Items were a loss of $74 million, an improvement of $8 million from the 1997 loss of $82 million as a result of lower compensation costs.

  1997 versus 1996

     Corporate and Other Segment After-Tax Operating Income was a loss of $82 million, an impairment of $8 million from a loss of $74 million in 1996 due to higher compensation costs.

  INTEREST AND OTHER CORPORATE NON-OPERATING EXPENSES NET OF TAX

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Net Interest Income (Expense)...............................   $(62)    $ 35     $ 28
Exchange Gains (Losses).....................................     32       21       (7)
Other Corporate Expenses(1).................................    (42)     (68)     (54)
                                                               ----     ----     ----
          Total.............................................   $(72)    $(12)    $(33)
                                                               ====     ====     ====

---------------

(1) Includes financing costs and other non-operating items.

  1998 versus 1997

     Interest and Other Corporate Non-Operating Expenses for 1998 were $72 million, an increase of $60 million versus $12 million in 1997. The increase is primarily attributable to higher interest expense from debt incurred in the second half of the year, which more than offset interest income earned in the first half of the year.

  1997 versus 1996

     Interest and Other Corporate Non-Operating Expenses were a loss of $12 million in 1997, an improvement of $21 million from 1996 results. Net Interest Income (Expense) in 1997 was improved by

$7 million versus 1996, primarily due to increased after-tax capitalized interest on major Upstream development projects. The Company incurred an after-tax exchange gain of $21 million in 1997 compared with a loss of $7 million in 1996, primarily reflecting the impact of Norwegian Kroner and British Pound exchange rate movements on U.S. dollar-denominated working capital balances. Other Corporate Expenses of $68 million in 1997 were $14 million higher than 1996.

ENVIRONMENTAL EXPENDITURES

     The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so in the foreseeable future. The Company anticipates substantial expenditures will be necessary to comply with Maximum Achievable Control Technology ("MACT") standards to be promulgated by EPA under the Clean Air Act, and specifications for motor fuels designed to reduce emissions of certain pollutants from vehicles using such fuels. These costs may increase in the future, but are not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Estimated pre-tax environmental expenses charged to current operations totaled about $131 million in 1998, as compared to approximately $136 million in 1997 and $162 million in 1996. These expenses include the remediation accruals discussed below, operating maintenance and depreciation costs for solid waste, air and water pollution control facilities and the costs of certain other environmental activities. The largest of these expenses resulted from the operation of wastewater treatment facilities and solid waste management facilities and facilities for the control and abatement of air emissions. Approximately 80 percent of 1998 total annual environmental expenses resulted from the operations of the Company's business in the United States.

     Capital expenditures for environmental control facilities totaled approximately $53 million in 1998, as compared to approximately $50 million in 1997 and $78 million in 1996. The Company estimates that capital expenditures will increase by about $100 million in 1999 due to regulations in Europe requiring cleaner burning fuels.

  REMEDIATION EXPENDITURES

     The Resource Conservation and Recovery Act ("RCRA") extensively regulates the treatment, storage and disposal of hazardous waste and requires a permit to conduct such activities. RCRA requires permitted facilities to undertake an assessment of environmental conditions at the facility. If conditions warrant, the Company may be required to remediate contamination caused by prior operations. In contrast to the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), often referred to as "Superfund," the cost of corrective action activities under the RCRA corrective action program is typically borne solely by the Company. The Company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next decade although annual expenditures for the near term are not expected to vary significantly from the range of such expenditures over the past few years. The Company's expenditures associated with RCRA and similar remediation activities conducted voluntarily or pursuant to state law were approximately $27 million in 1998, $31 million in 1997 and $34 million in 1996. In the long term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

     The Company from time to time receives requests for information or notices of potential liability from EPA and state environmental agencies alleging that the Company is a potentially responsible party ("PRP") under CERCLA or an equivalent state statute. The Company on occasion also has been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not Company owned but allegedly contain wastes attributable to the Company's past operations. As of December 31, 1998, the Company had been notified of potential liability under CERCLA or state law at about 13 sites around the United States, with active remediation under way at six of those sites. The Company received notice of potential liability at one new site during 1998, which was resolved, compared with four similar notices in 1997 and one in 1996. The

Company's expenditures associated with CERCLA and similar state remediation activities were not significant in 1998, 1997 or 1996.

     For most Superfund sites, the Company's potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to the Company versus that attributable to all other PRPs is relatively low. Other PRPs at sites where the Company is a party typically have had the financial strength to meet their obligations and, where they have not, or where PRPs could not be located, the Company's own share of liability has not materially increased. There are relatively few sites where the Company is a major participant, and neither the cost to the Company of remediation at those sites, nor at all CERCLA sites in the aggregate, is expected to have a material adverse effect on the competitive or financial condition of the Company.

     Cash expenditures not charged against income for previously accrued remediation activities under CERCLA, RCRA and similar state and foreign laws were $17 million in 1998, $19 million in 1997 and $19 million in 1996. Although future remediation expenditures in excess of current reserves are possible, the effect of any such excess on future financial results is not subject to reasonable estimation because of the considerable uncertainty regarding the cost and timing of expenditures.

  REMEDIATION ACCRUALS

     The Company accrues for remediation activities when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. These accrued liabilities exclude claims against the Company's insurers or other third parties and are not discounted. Many of these liabilities result from CERCLA, RCRA and similar state laws that require the Company to undertake certain investigative and remedial activities at sites where the Company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the Company that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. Over the next decade, the Company may incur significant costs under both CERCLA and RCRA. Considerable uncertainty exists with respect to these costs and under adverse changes in circumstances, potential liability may exceed amounts accrued as of December 31, 1998.

     Remediation activities vary substantially in duration and cost from site to site depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs. At December 31, 1998, the Company's balance sheet included an accrued liability of $129 million as compared to $144 million at year-end 1997. Approximately 89 percent of the Company's environmental reserve at December 31, 1998 was attributable to RCRA and similar remediation liabilities (excluding voluntary remediations) and 11 percent to CERCLA liabilities. During 1998, remediation accruals resulted in a $2 million charge, compared to credits of $41 million and $70 million in 1997 and 1996, respectively, which resulted from insurance recoveries. No significant additional recoveries are expected.

TAX MATTERS

     As a result of the Separation and the Offerings, the Company will no longer be able to combine the results of its operations with those of DuPont in reporting income for U.S. federal income tax purposes and for state and non-U.S. income tax purposes in certain states and countries. The Company believes this will not have a material adverse effect on its earnings.

     As of December 31, 1998, the Company had deferred tax assets in the amount of $1,238 million. Of this amount, $496 million related to tax benefits from operating losses incurred in start-up operations, including exploration and U.S. foreign tax credit carry forwards. These benefits were substantially offset by a valuation reserve. The Company believes it is more likely than not the balance of the deferred tax assets will be realized in future years.

YEAR 2000

     Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue."

     The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management and the Board of Directors.

     The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with whom the Company interacts. Most of the resources committed to this work are internal.

     Managing Year 2000 risk is being handled in three tiers -- through Year 2000 Compliance Plans, Mitigation Plans and Emergency Recovery Plans. The Year 2000 Compliance Plans include inventorying and assessing risk, and outlining action to be taken for each of these items. Year 2000 Compliance Plans have been developed and are being implemented for all business units. Mitigation Plans outline a list of actions that will be taken on a specified date to further minimize risk. These plans will be developed for areas in which the Year 2000 Compliance Plans do not adequately address all of the relevant risk issues. For example, operations that rely heavily on external partners will develop Mitigation Plans. Mitigation Plans will be developed, as needed, for all business units by the third quarter of 1999. Emergency Recovery Plans already exist in many of the Company's operations to address other issues such as oil tanker spills and plant explosions.

     Typically, the Emergency Recovery Plans address the results of single events. These plans are designed to facilitate the resumption of normal operations following a disruption. In contrast to a "normal" disruption, the scope of Year 2000 issues may cause multiple concurrent events, which may have a longer duration. Accordingly, the Emergency Recovery Plans will be reviewed and supplemented to address Year 2000 risks for all business units by the third quarter of 1999. The progress reported below covers only the replacement or upgrade of existing non-compliant systems. Replacement projects planned and managed outside of the Year 2000 Program have been excluded. Approximately 73 percent of the work required to fix Year 2000 issues identified by the Year 2000 Program has been completed.

     In the information technology area, inventory and assessment audits in the mainframe and midrange environments are completed. Excluding business applications, corrective action in the mainframe area will be completed by the end of the first quarter of 1999. Corrective action in the midrange area will be completed by the end of the first quarter of 1999 and business application software is expected to be completed by the fourth quarter of 1999. Inventory and assessment audits of telecommunications are completed, with corrective action expected to be completed by the second quarter of 1999. Finally, inventory and assessment audits in the desktop environment are completed, with corrective action expected to be completed by the end of the third quarter of 1999.

     In the plant systems area, all but two of the Company's business units have completed their inventory and assessment audits; the remaining units are expected to complete this work by the end of the second quarter of 1999. The Company is relying on vendor testing and certification with validation through limited internal testing and/or industry test results. Downtime for normally scheduled plant maintenance will be used to conduct testing, with corrective action expected to be completed by the end of the third quarter of 1999.

     With respect to external parties, the inventory of critical external parties is essentially complete. Risks are being assessed, and monitoring of risk in this area will continue throughout 1999, as many external parties will not have completed their work.

     The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total estimated cost for the Company's Year 2000 work is $47 million. 1997 costs were $5 million, and 1998 costs were $25 million. This includes costs for the replacement or upgrade of existing non-compliant systems. Replacement projects planned and managed outside of the Year 2000 program have been excluded.

     There can be no guarantee that third parties of business importance to Conoco will successfully reprogram or replace, and test, all of their own computer hardware, software and process control systems to ensure such systems are Year 2000 compliant. Failure to address a Year 2000 issue could result in business disruption that could materially affect the Company's operations, liquidity or capital resources. There is still uncertainty around the scope of the Year 2000 issue. At this time the Company cannot quantify the potential impact of these failures. The Company's Year 2000 program and contingency plans are being developed to address issues within the Company's control. The program minimizes, but does not eliminate, the issues of external parties.

EUROPEAN MONETARY UNION

     Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital goods, and services.

     On January 1, 1999, 11 participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non-cash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated notes and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use the Euro exclusively.

     The Company has recognized the introduction of the Euro as a significant event with potential implications for existing operations. Conoco currently operates in a number of countries which are participating in the EMU, including Austria, Belgium, Finland, Germany and Spain. The Company expects nonparticipating European Union countries, such as the United Kingdom, to eventually join the EMU.

     The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure the Company is prepared for the introduction of the Euro. The Company has undertaken a review of the Euro implementation and has concentrated on areas such as operations, finance, treasury, legal, information management, procurement and others, both in participating and nonparticipating European Union countries where the Company operates. Also, existing legacy accounting and business systems and other business assets have been reviewed for Euro compliance, including assessing any risks from third parties. Progress regarding Euro implementation is reported periodically to management.

     Because of the staggered introduction of the Euro regarding non-cash and cash transactions, the Company has developed its plans to address first its accounting and business systems and second, its business assets. The Company undertook steps to be Euro compliant within its accounting and business systems by the end of 1998 relative to the conversion rules when performing translations between EMU currencies. The Company has an implementation plan to convert its accounting and reporting systems from legacy currency to the Euro by January 1, 2002 for those operations that are in EMU countries. The plan also incorporates steps to ensure the corresponding business assets are fully compliant by that date, in preparation for being able to conduct business involving Euro notes and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems, which were previously planned to be upgraded. Remaining systems will be modified to achieve compliance. The Company does not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect the Company's liquidity or capital resources. The Company is preparing plans to address issues within the transitional period when both legacy and Euro currencies may be tendered.

     Because of the competitive business environment within the petroleum industry, the Company does not anticipate any long-term competitive implications or the need to materially change its mode of conducting business as a result of increased price transparency.

RESTRUCTURING

     In December 1998, Conoco announced that as a result of a comprehensive review of assets and long-term strategy the Company was making organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. The announced plans will be implemented in 1999 and result in a reduction of approximately 775 Upstream positions and 200 Downstream positions worldwide. About three quarters of the Upstream positions and about half of the Downstream positions affected will be in the United States. These reductions largely reflect the elimination of redundancies at all levels resulting from past and ongoing consolidation of assets into operations requiring less employee support as well as better sharing of common services and functions across regions. Implementation of the plans is being expedited in response to low oil prices and operating margins that lingered through the end of 1998 and are expected to continue in 1999. Associated with these announcements, the Company recorded a charge of $82 million pretax ($52 million after-tax), nearly all of which represents termination payments and related employee benefits to be made to persons affected. Payments will be made under existing company severance policies, generally based on years of service up to a maximum varying by country. On an after-tax basis, the charge is reflected as $19 million and $23 million in Upstream United States and International results respectively, and $5 million each in Downstream United States and International results. The accrual is reflected in fourth quarter Cost of Goods Sold and Other Operating Expenses. As of December 31, 1998, none of the persons had yet been terminated and no related payments had been made.

NEW ACCOUNTING STANDARDS

     The Company adopted Statement No. 131 for the year ended December 31, 1998, and has disclosed segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has assessed the effect of the new disclosure, and adoption of Statement No. 131 had no financial impact on the Company.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits" which revised disclosure requirements for pension and other postretirement benefits. It does not affect the measurement of the expense of the Company's pension and other postretirement benefits. The Company adopted this Statement for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt this Statement by the first quarter of 2000 and is currently assessing the effect of the new standard.

     Statement No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge) or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge).

     Under Statement No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Conoco operates in the worldwide crude oil, refined product, natural gas, natural gas liquids and electric power markets and is exposed to fluctuations in hydrocarbon prices, foreign currency rates, and interest rates that can affect the revenues and cost of operating, investing and financing. Conoco's management has used and intends to use financial and commodity-based derivative contracts to reduce the risk in overall earnings and cash flow when the benefits provided are anticipated to more than offset the risk management costs involved.

     The Company has established a Financial Risk Management Policy Framework that provides guidelines for entering into contractual arrangements (derivatives) to manage the Company's commodity price, foreign currency rate, and interest rate risks. The Conoco Risk Management Committee has ongoing responsibility for the content of this policy and has principal oversight responsibility to ensure the Company is in compliance with the policy and that procedures and controls are in place for the use of commodity, foreign currency and interest rate instruments. These procedures clearly establish derivative control and valuation processes, routine monitoring and reporting requirements and counterparty credit approval procedures. Additionally, the Company's internal audit group conducts reviews of these risk management activities to assess the adequacy of internal controls. The audit results are reviewed by the Conoco Risk Management Committee and by management.

     The counterparties to these contractual arrangements are limited to major financial institutions and other established companies in the petroleum industry. Although the Company is exposed to credit loss in the event of nonperformance by these counterparties, this exposure is managed through credit approvals, limits and monitoring procedures, and limits to the period over which unpaid balances are allowed to accumulate. The Company has not experienced nonperformance by counterparties to these contracts, and no material loss would be expected from any such nonperformance.

  Commodity Price Risk

     The Company enters into energy-related futures, forwards, swaps and options in various markets to balance its physical systems, to meet customer needs and to manage its price exposure on anticipated crude oil, natural gas, refined product and electric power transactions. These instruments provide a natural extension of the underlying cash market and are used to physically acquire a portion of supply requirements as well as to manage pricing of near term physical requirements. The commodity futures market has underlying principles of increased liquidity and longer trading periods than the cash market and is one method of managing price risk in the energy business.

     Conoco policy is to generally be exposed to market pricing for commodity purchases and sales. From time to time, management may use derivatives to establish longer-term positions to hedge the price risk for the Company's equity crude oil and natural gas production as well as refinery margins.

     Under the Company's policy, hedging includes only those transactions that offset physical positions and reduce overall company exposure to price risk. Trading is defined as any transaction that does not meet the definition of hedging. After-tax gain/loss from risk trading has not been material.

     The fair value gain (loss) of outstanding derivative commodity instruments and the change in fair value that would be expected from a ten percent adverse price change are shown in the table below:

                                                                       CHANGE IN FAIR VALUE
                                                                         FROM 10% ADVERSE
                                                          FAIR VALUE       PRICE CHANGE
                                                          ----------   --------------------
                                                                    (IN MILLIONS)
AT DECEMBER 31, 1998
Crude Oil and Refined Products
  Hedging...............................................     $ (1)             $ (5)
  Trading...............................................        3                 3
                                                             ----              ----
  Combined..............................................     $  2              $ (2)
Natural Gas
  Hedging...............................................     $(25)             $(20)
  Trading...............................................       (2)               (1)
                                                             ----              ----
  Combined..............................................     $(27)             $(21)
AT DECEMBER 31, 1997
Crude Oil and Refined Products
  Hedging...............................................     $ (3)             $ (8)
  Trading...............................................       (6)              (18)
                                                             ----              ----
  Combined..............................................     $ (9)             $(26)
Natural Gas
  Hedging...............................................     $  8              $ (9)
  Trading...............................................       --                --
                                                             ----              ----
  Combined..............................................     $  8              $ (9)

     The fair values of the futures contracts are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London. The fair values of swaps and other over-the-counter instruments are estimated based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been closed out at year-end.

     All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions is included in the above table.

     Price-risk sensitivities were calculated by assuming an across-the-board ten percent adverse change in prices regardless of term or historical relationships between the contractual price of the instrument and the underlying commodity price. In the event of an actual ten percent change in prompt month crude or natural gas prices, the fair value of the Company's derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

     Additional details regarding accounting policy for these financial instruments are set forth in Note 2 to the Consolidated Financial Statements.

  Foreign Currency Risk

     Conoco has foreign currency exchange rate risk resulting from operations in over 40 countries around the world. The Company does not comprehensively hedge its exposure to currency rate changes, although it may choose to selectively hedge exposure to foreign currency exchange rate risk. Examples include firm commitments for capital projects, certain local currency tax payments, and cash returns from net investments in foreign affiliates to be remitted within the coming year. At December 31, 1998, the Company had no open forward exchange contracts. At December 31, 1997, the Company had open forward exchange contracts designated as a hedge of firm foreign currency commitments. The notional amount of these contracts was $50 million and the estimated fair value was $38 million.

  Interest Rate Risk

     Prior to the Offerings, the Company had no material interest rate risk to manage. Subsequent to the Offerings, however, the Company intends to manage any material risk arising from exposure to interest rates by using a combination of financial derivative instruments as part of a program to manage the fixed and floating interest rate mix of the total debt portfolio and related overall cost of borrowing.

  Risk of Refinancing Debt Owed to Dupont

     Conoco is obligated to repay all outstanding debt owed to DuPont at such time as DuPont's direct or indirect voting power in Conoco falls below 50 percent of the outstanding voting power of Conoco. The Company intends to refinance outstanding related party debt owed to DuPont with a combination of commercial paper and public debt in 1999. On February 12, 1999, Conoco filed a "shelf" registration statement under the Securities Act of 1933 pursuant to which it may issue debt securities. Conoco intends to use the proceeds from issuances of securities under the shelf registration statement to refinance a portion of the outstanding debt owed to DuPont. There can be no assurance that the Company will be able to refinance this debt on terms as favorable as those existing with respect to the debt owed to DuPont.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                               PAGE
                                                               ----
Report of Management........................................    60

Audited Consolidated Financial Statements

  Report of Independent Accountants.........................    61

  Consolidated Statement of Income -- Years Ended December
     31, 1998, 1997 and 1996................................    62

  Consolidated Balance Sheet -- at December 31, 1998 and
     1997...................................................    63

  Consolidated Statement of Stockholders' Equity/Owner's Net
     Investment and Accumulated Other Comprehensive
     Loss -- Years Ended December 31, 1998, 1997 and 1996...    64

  Consolidated Statement of Cash Flows -- Years Ended
     December 31, 1998, 1997 and 1996.......................    65

  Notes to Consolidated Financial Statements................    66

Unaudited Financial Information

  Supplemental Petroleum Data...............................    95

  Consolidated Quarterly Financial Data -- 1998 and 1997....   101

     Certain supplementary financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is shown in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

     Management is responsible for the Consolidated Financial Statements of Conoco Inc. (the "Company") and other information appearing in this annual report. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles considered by management to present fairly the Company's financial position, results of operations and cash flows. The Consolidated Financial Statements include some amounts that are based on management's best estimates and judgments.

     The Company's system of internal controls is designed to provide reasonable assurance as to the protection of assets against loss from unauthorized use or disposition, and the reliability of financial records for preparing financial statements and maintaining accountability for assets. The Company's business ethics policy is the cornerstone of the internal control system. This policy sets forth management's commitment to conduct business worldwide with the highest ethical standards and in conformity with applicable laws. The business ethics policy also requires that all documents supporting transactions clearly describe their true nature and that all transactions be properly reported and classified in the financial records. The system is monitored by an extensive program of internal audit, and management believes that the system of internal controls at December 31, 1998 meets the objective noted above.

     The Consolidated Financial Statements have been audited by the Company's independent accountants, PricewaterhouseCoopers LLP. The purpose of their audit is to independently affirm the fairness of management's reporting of financial position, results of operations and cash flows. To express the opinion set forth in their report, they study and evaluate the internal controls to the extent they deem necessary. The adequacy of the Company's internal controls and the accounting principles employed in financial reporting are under the general oversight of the Audit and Compliance Committee of the Board of Directors. This committee also has responsibility for employing the independent accountants, subject to stockholder ratification. No member of this committee may be an officer or employee of the Company. The independent accountants and the internal auditors have direct access to the Audit and Compliance Committee, and they meet with the Audit and Compliance Committee from time to time, with and without management present, to discuss accounting, auditing and financial reporting matters.


        /s/ ARCHIE W. DUNHAM                     /s/ ROBERT W. GOLDMAN                     /s/ W. DAVID WELCH
------------------------------------     ------------------------------------     ------------------------------------
          Archie W. Dunham                         Robert W. Goldman                         W. David Welch
President and Chief Executive Officer       Senior Vice President, Finance,                    Controller
                                              and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of Conoco Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Conoco Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 15, 1999

                                  CONOCO INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                              (IN MILLIONS, EXCEPT PER SHARE)
Revenues
  Sales and Other Operating Revenues*.......................  $22,796     $25,796     $24,230
  Other Income (Note 4).....................................      372         467         186
                                                              -------     -------     -------
          Total Revenues....................................   23,168      26,263      24,416
                                                              -------     -------     -------
Costs and Expenses
  Costs of Goods Sold and Other Operating Expenses..........   13,840      16,226      14,560
  Selling, General and Administrative Expenses..............      736         726         755
  Stock Option Provision (Note 22)..........................      236          --          --
  Exploration Expenses......................................      380         457         404
  Depreciation, Depletion and Amortization..................    1,113       1,179       1,085
  Taxes Other Than on Income* (Note 5)......................    5,970       5,532       5,637
  Interest and Debt Expense (Note 6)........................      199          36          74
                                                              -------     -------     -------
          Total Costs and Expenses..........................   22,474      24,156      22,515
                                                              -------     -------     -------
Income Before Income Taxes..................................      694       2,107       1,901
Provision for Income Taxes (Note 7).........................      244       1,010       1,038
                                                              -------     -------     -------
Net Income..................................................  $   450     $ 1,097     $   863
                                                              =======     =======     =======
Earnings Per Share (Note 8)
  Basic.....................................................  $   .72     $  1.75     $  1.37
  Diluted...................................................  $   .71     $  1.72     $  1.36
---------------
* Includes petroleum excise taxes...........................  $ 5,801     $ 5,349     $ 5,461

           See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

                           CONSOLIDATED BALANCE SHEET

                                      ASSETS

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN MILLIONS)
Current Assets
  Cash and Cash Equivalents.................................  $   394    $ 1,147
  Marketable Securities.....................................       --          7
  Accounts and Notes Receivable (Note 9)....................    1,191      1,497
  Notes Receivable -- Related Parties (Note 3)..............       --        490
  Inventories (Note 10).....................................      807        830
  Prepaid Expenses..........................................      378        236
                                                              -------    -------
          Total Current Assets..............................    2,770      4,207
Property, Plant and Equipment (Note 11).....................   22,094     21,229
Less: Accumulated Depreciation, Depletion and
  Amortization..............................................  (10,681)   (10,401)
                                                              -------    -------
Net Property, Plant and Equipment...........................   11,413     10,828
                                                              -------    -------
Investment in Affiliates (Note 12)..........................    1,363      1,085
Long-Term Notes Receivable -- Related Parties (Note 3)......       --        450
Other Assets (Note 13)......................................      529        492
                                                              -------    -------
          Total.............................................  $16,075    $17,062
                                                              =======    =======

          LIABILITIES AND STOCKHOLDERS' EQUITY/OWNER'S NET INVESTMENT
Current Liabilities
  Accounts Payable (Note 14)................................  $ 1,312    $ 1,090
  Short-Term Borrowings -- Related Parties (Note 3).........       --        644
  Other Short-Term Borrowings and Capital Lease Obligations
     (Note 15)..............................................       52         72
  Income Taxes (Note 7).....................................      199        545
  Other Accrued Liabilities (Note 16).......................    1,162      1,289
                                                              -------    -------
          Total Current Liabilities.........................    2,725      3,640
Long-Term Borrowings -- Related Parties (Note 3)............    4,596      1,450
Other Long-Term Borrowings and Capital Lease Obligations
  (Note 17).................................................       93        106
Deferred Income Taxes (Note 7)..............................    1,714      1,739
Other Liabilities and Deferred Credits (Note 18)............    2,200      1,922
                                                              -------    -------
          Total Liabilities.................................   11,328      8,857
                                                              -------    -------
Commitments and Contingent Liabilities (Note 26)
Minority Interests (Note 19)................................      309        309
Owner's Net Investment......................................       --      8,087
Stockholders' Equity (Note 20)
  Preferred Stock, $.01 par value:
  250,000,000 shares authorized; none issued................       --         --
  Class A Common Stock, $.01 par value:
  3,000,000,000 shares authorized; 191,497,821 shares
     issued.................................................        2         --
  Class B Common Stock; $.01 par value:
  1,600,000,000 shares authorized; 436,543,573 shares issued
     and outstanding........................................        4         --
  Additional Paid-In Capital................................    4,955         --
  Accumulated Deficit.......................................     (244)        --
  Accumulated Other Comprehensive Loss (Note 21)............     (274)      (191)
  Treasury Stock, at cost (249,863 Class A shares)..........       (5)        --
                                                              -------    -------
          Total Stockholders' Equity........................    4,438       (191)
                                                              -------    -------
          Total Stockholders' Equity/Owner's Net
           Investment.......................................    4,438      7,896
                                                              -------    -------
          Total.............................................  $16,075    $17,062
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/OWNER'S NET
              INVESTMENT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
                               (NOTES 20 AND 21)

                                                                                                          ACCUMULATED
                                                              ADDITIONAL                                     OTHER
                                       OWNER'S NET   COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE   TREASURY
                                       INVESTMENT    STOCK     CAPITAL       DEFICIT        INCOME           LOSS         STOCK
                                       -----------   ------   ----------   -----------   -------------   -------------   --------
                                                                             (IN MILLIONS)
Balance January 1, 1996..............    $ 6,762                                                             $  (8)
Comprehensive Income
  Net Income.........................        863                                            $  863
  Other Comprehensive Income (Loss):
    Foreign Currency Translation
      Adjustment.....................                                                          (39)
    Minimum Pension Liability
      Adjustment.....................                                                          (10)
                                                                                            ------
      Other Comprehensive Loss.......                                                          (49)            (49)
                                                                                            ------
        Comprehensive Income.........                                                       $  814
                                                                                            ======
Net Cash Contribution to Owner.......       (993)
Other Transfer from Owner............          4
                                         -------                                                             -----
Balance December 31, 1996............      6,636                                                               (57)
Comprehensive Income
  Net Income (Loss)..................      1,097                                            $1,097
  Other Comprehensive Income (Loss)
    Foreign Currency Translation
      Adjustment.....................                                                         (121)
    Minimum Pension Liability
      Adjustment.....................                                                          (13)
                                                                                            ------
      Other Comprehensive Loss.......                                                         (134)           (134)
                                                                                            ------
        Comprehensive Income.........                                                       $  963
                                                                                            ======
Net Cash Contribution from Owner.....        360
Other Transfers to Owner.............         (6)
                                         -------                                                             -----
Balance December 31, 1997............      8,087                                                              (191)
Comprehensive Income
  Net Income (Loss)..................        694                              $(244)        $  450
  Other Comprehensive Income (Loss):
    Foreign Currency Translation
      Adjustment.....................                                                          (25)
    Minimum Pension Liability
      Adjustment.....................                                                          (58)
                                                                                            ------
      Other Comprehensive Loss.......                                                          (83)            (83)
                                                                                            ------
        Comprehensive Income.........                                                       $  367
                                                                                            ======
Net Cash Contribution to Owner.......       (512)
Dividends to Owner (Note 3)..........     (8,200)
Other Transfers from Owner...........        433
Capitalization from Owner at
  Offerings..........................       (502)      $4       $  498
Initial Public Offerings.............                   2        4,226
Compensation Plans...................                               (5)
Treasury Stock Purchases.............                                                                                      $(5)
Stock Option Provision (Note 22).....                              236
                                         -------       --       ------        -----                          -----         ---
Balance December 31, 1998............    $    --       $6       $4,955        $(244)                         $(274)        $(5)
                                         =======       ==       ======        =====                          =====         ===

          See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
Cash Provided by Operations
  Net Income................................................  $   450   $ 1,097   $   863
  Adjustments to Reconcile Net Income to Cash Provided by
     Operations:
     Depreciation, Depletion and Amortization...............    1,113     1,179     1,085
     Dry Hole Costs and Impairment of Unproved Properties...      163       169       137
     Stock Option Provision (Note 22).......................      236        --        --
     Inventory Write-down to Market (Note 10)...............       97        --        --
     Deferred Income Taxes (Note 7).........................      (32)       16        10
     Income Applicable to Minority Interests................       21        24        19
     Other Non-Cash Charges and Credits -- Net..............     (137)     (271)       66
     Decrease (Increase) in Operating Assets:
       Accounts and Notes Receivable........................      125       127      (280)
       Inventories..........................................      (62)      (79)       22
       Other Operating Assets...............................     (172)      (96)       10
     Increase (Decrease) in Operating Liabilities:
       Accounts Payable and Other Operating Liabilities.....      (85)      622       362
       Accrued Interest and Income Taxes (Notes 6 and 7)....     (344)       88       102
                                                              -------   -------   -------
          Cash Provided by Operations.......................    1,373     2,876     2,396
                                                              -------   -------   -------
Investing Activities (Note 24)
  Purchases of Property, Plant and Equipment................   (1,965)   (2,644)   (1,616)
  Investments in Affiliates.................................     (385)     (339)     (326)
  Proceeds from Sales of Assets and Subsidiaries............      721       565       328
  Net Decrease (Increase) in Short-Term Financial
     Instruments............................................       31       381       (33)
                                                              -------   -------   -------
          Cash Used for Investing Activities................   (1,598)   (2,037)   (1,647)
                                                              -------   -------   -------
Financing Activities
  Short-Term Borrowings -- Receipts.........................       --        24        --
                            -- Payments.....................      (26)       (2)      (90)
  Other Long-Term Borrowings -- Receipts....................       --        33        38
                                  -- Payments...............       (4)       (3)       (1)
  Proceeds from Initial Public Offerings (Notes 3 and 20)...    4,228        --        --
  Treasury Stock Purchases..................................       (5)       --        --
  Transactions with Related Parties:
     Notes Receivable -- Receipts...........................      444         9       402
                        -- Payments.........................     (152)     (617)       (9)
     Borrowings -- Receipts.................................      927       413       706
                 -- Payments................................   (5,434)     (695)     (520)
     Net Cash Contribution From (To) Owner..................     (512)      360      (993)
  Increase (Decrease) in Minority Interests (Note 19).......      (21)      (21)      280
                                                              -------   -------   -------
          Cash Used for Financing Activities................     (555)     (499)     (187)
                                                              -------   -------   -------
Effect of Exchange Rate Changes on Cash.....................       27       (39)       (2)
                                                              -------   -------   -------
Increase (Decrease) in Cash and Cash Equivalents............     (753)      301       560
Cash and Cash Equivalents at Beginning of Year..............    1,147       846       286
                                                              -------   -------   -------
Cash and Cash Equivalents at End of Year....................  $   394   $ 1,147   $   846
                                                              =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Transactions with Related Parties (Note 3):
     Dividends to Owner.....................................  $(8,200)
     Promissory Note Issued.................................    7,500
     Notes Receivable Reduced...............................      700
     Borrowings Contributed to Capital......................     (544)
                                                              -------
          Total Non-Cash Financing Activities...............  $  (544)
                                                              =======

          See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1. BASIS OF PRESENTATION

     Conoco Inc., including its consolidated subsidiaries, ("Conoco" or the "Company") is an integrated, global energy company that is involved in the Upstream and Downstream segments of the petroleum business. Activities of the Upstream operating segment include exploring for, and developing, producing and selling crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. The Company has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. Corporate and Other includes general corporate expenses, financing costs and other nonoperating items, and results for electric power and related-party insurance operations.

     The initial public offerings (the "Offerings") of the Class A Common Stock of Conoco, a subsidiary of E.I. du Pont de Nemours and Company ("DuPont"), commenced on October 21, 1998, and the Class A Common Stock began trading on the New York Stock Exchange on October 22, 1998. The Offerings consisted of 191,456,427 shares of Class A Common Stock issued at a price of $23 per share, and represented DuPont's first step in the planned divestiture of its entire petroleum business. Through its ownership of 100% of the Company's Class B Common Stock (436,543,573 shares), DuPont owned approximately 70% of the Company's common stock representing approximately 92% of the combined voting power of all classes of voting stock of the Company at December 31, 1998. The holders of Class A Common Stock and Class B Common Stock generally have identical rights, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on matters to be voted on by stockholders.

     Effective at the time of the Offerings, Conoco's capital structure was established and the transfer to Conoco of certain subsidiaries previously owned by DuPont was substantially complete, resulting in direct ownership of those subsidiaries. Accordingly, for periods subsequent to the Offerings, financial information is presented on a consolidated basis.

     Prior to the date of the Offerings, operations were conducted by Conoco Inc., subsidiaries of Conoco Inc. and, in some cases, subsidiaries of DuPont. The accompanying Consolidated Financial Statements for these periods are presented on a carve-out basis prepared from DuPont's historical accounting records, and include the historical operations of both entities owned by Conoco and operations transferred to Conoco by DuPont at the time of the Offerings. In this context, no direct ownership relationship existed among all the various units comprising Conoco. Accordingly, DuPont and its subsidiaries' net investment in Conoco ("Owner's Net Investment") is shown in lieu of Stockholders' Equity in the Consolidated Financial Statements. Net Cash Contributions from/to Owner prior to the Offerings include funds transferred between Conoco and DuPont for operating needs, cash dividends paid and other equity transactions.

     The Consolidated Statement of Income includes all revenues and costs directly attributable to Conoco, including costs for facilities, functions and services used by Conoco at shared sites and costs for certain functions and services performed by centralized DuPont organizations and directly charged to Conoco based on usage. In addition, services performed by Conoco on DuPont's behalf are directly charged to DuPont. The results of operations also include allocations of DuPont's general corporate expenses through the date of the Offerings.

     Prior to the date of the Offerings, all charges and allocations of cost for facilities, functions and services performed by DuPont organizations for Conoco have been deemed to have been paid by Conoco to DuPont, in cash, in the period in which the cost was recorded in the Consolidated Financial Statements. Allocations of current income taxes receivable or payable are similarly deemed to have been remitted, in cash, by or to DuPont in the period the related income taxes were recorded. Subsequent to the Offerings, such costs are billed directly under transitional service agreements, and income taxes are paid directly to the taxing authorities, or to DuPont, as appropriate.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if Conoco had been operated as a separate entity for periods prior to the Offerings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The accounts of wholly owned and majority-owned subsidiaries are included in the Consolidated Financial Statements. The equity method is used to account for investments in corporate entities, partnerships and limited liability companies in which the Company exerts significant influence, generally having a 20-50% ownership interest. The Company's 50.1 percent non-controlling interest in Petrozuata C.A. in Venezuela is accounted for using the equity method because the minority shareholder, a subsidiary of the national oil company of the Republic of Venezuela, has substantive participating rights. Undivided interests in oil and gas joint ventures and transportation assets are combined on a pro rata basis. Other investments, excluding marketable securities, are carried at cost.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates and assumptions.

  Cash Equivalents

     Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value.

  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined under the last-in, first-out ("LIFO") method for inventories of crude oil and petroleum products. Cost for remaining inventories, principally materials and supplies, is generally determined by the average cost method. Market is determined on a regional basis and any lower of cost or market write-down is recorded as a permanent adjustment to the cost of inventory.

  Property, Plant and Equipment ("PP&E")

     PP&E is carried at cost. Depreciation of PP&E, other than oil and gas properties, is generally computed on a straight-line basis over the estimated economic lives of the facilities, which for major assets range from 14 to 25 years. When assets that are part of a composite group are retired, sold, abandoned or otherwise disposed of, the cost, net of sales proceeds or salvage value, is charged against the accumulated reserve for depreciation, depletion and amortization ("DD&A"). Where depreciation is accumulated for specific assets, gains or losses on disposal are included in period income.

     Maintenance and repairs are charged to expense; replacements and improvements are capitalized.

  Oil and Gas Properties

     The Company follows the successful efforts method of accounting, under which the costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. The costs of producing properties are amortized at the field level on a unit-of-production method.

     Unproved properties which are individually significant are periodically assessed for impairment, whereas the impairment of individually insignificant properties is provided by amortizing the costs based on past experience and the estimated holding period. Exploratory well costs are expensed in the period the well is

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

determined to be unsuccessful. All other exploration costs, including geological and geophysical costs, production costs and overhead costs, are expensed in the period incurred.

     The estimated costs of dismantlement and removal of oil and gas related facilities are accrued over the properties' productive lives using the unit-of-production method and recognized as a liability as the amortization expense is recorded.

  Impairment of Long-Lived Assets

     Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written down to current fair value through additional amortization or depreciation provisions. Fair value is generally determined from estimated discounted future net cash flows.

  Environmental Costs

     Environmental expenditures are expensed or capitalized, as appropriate, depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed. Liabilities related to these future costs are recorded on an undiscounted basis when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated.

  Stock Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options. Pro forma information regarding changes in net income and earnings per share data if the accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", had been applied is presented in Note 22.

  Income Taxes

     The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

     Prior to the date of the Offerings, Conoco was included in the DuPont consolidated tax return and the provision for income taxes was determined using the loss benefit method. Under the loss benefit method, the current tax provision or benefit is allocated based on the amount expected to be paid or received from the consolidated group and benefits of losses and credit carry forwards are recorded when such benefits are expected to be realized by members of the consolidated group. The pro forma effect on the Consolidated Statement of Income reflecting the provision for income taxes on a separate return basis prior to the Offerings is not material. For periods ending after the Offerings, Conoco will file a separate tax return. Accordingly, for periods subsequent to the Offerings, the provision for income taxes has been determined on a separate tax return basis.

     Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except in cases in which earnings are deemed to be permanently invested.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

  Foreign Currency Translation

     Local currency is the functional currency for the Company's integrated Western European petroleum operations. For subsidiaries whose functional currency is the local currency, assets and liabilities denominated in local currency are translated into United States dollars at end-of-period exchange rates. The resultant translation adjustment is a component of Accumulated Other Comprehensive Loss (see Note 21). Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into United States dollars, and the resultant exchange gains or losses, together with their related tax effects, are included in income in the period in which they occur. Income and expenses are translated into United States dollars at average exchange rates in effect during the period.

     For subsidiaries where the United States dollar is the functional currency, all foreign currency asset and liability amounts are remeasured into United States dollars at end-of-period exchange rates, except for inventories, prepaid expenses and property, plant and equipment, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in current period income.

     Effective January 1, 1999, the Euro was adopted as the local currency by 11 countries participating in the European Economic and Monetary Union. For those countries in which the Company operates, the Euro concurrently became the functional currency.

  Commodity Hedging and Trading Activities

     The Company enters into energy-related futures, forwards, swaps, and options in various markets to balance its physical systems, to meet customer needs, and to manage its exposure to price fluctuations on anticipated crude oil, natural gas, refined product and electric power transactions.

     Under the Company's policy, hedging includes only those transactions that offset physical positions and reduce overall Company exposure to price risk. Trading is defined as any transaction that does not meet the definition of hedging.

     Gains and losses on hedging contracts are deferred and included in the measurement of the related transaction. Changes in market values of trading contracts are reflected in income in the period the change occurs.

     In the event a derivative designated as a hedge is terminated prior to the maturation of the hedged transaction, gains or losses realized at termination are deferred and included in the measurement of the hedged transaction. If a hedged transaction matures, is sold, extinguished or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as a hedge of an anticipated transaction are reclassified as for trading purposes if the anticipated transaction is no longer likely to occur.

     In the Consolidated Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

  Recent Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted for the year ended December 31, 1998. This standard requires disclosing segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. It also

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

requires disclosure of revenue and long-lived assets attributed to operations in individual countries outside the United States for which such information is material. No substantive changes in segment reporting resulted from this standard. The Company has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. In addition, geographic reporting changed with revenues and long-lived assets attributed to operations in the United Kingdom, Germany and Norway disclosed separately.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," that revised disclosure requirements for pension and other postretirement benefits. This statement did not affect measurement of the expense of the Company's pension and other postretirement benefits. The Company has adopted the disclosure requirements of this Statement for the year ended December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement by the first quarter of 2000 and is currently assessing its effect on the Consolidated Financial Statements.

3. RELATED PARTY TRANSACTIONS

     The Consolidated Financial Statements include significant transactions with DuPont involving services (such as cash management, other financial services, purchasing, legal, computer and corporate aviation) and general corporate expenses that were provided between Conoco and centralized DuPont organizations. For periods prior to the Offerings, the costs of services have been directly charged or allocated between Conoco and DuPont using methods management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas involving assets, revenues and employees. Such charges and allocations are not necessarily indicative of what would have been incurred if Conoco had been a separate entity.

     Amounts charged and allocated to Conoco for these services were $121, $125 and $101 for the years 1998, 1997 and 1996, respectively, and are principally included in Selling, General and Administrative Expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $61, $62 and $66 in 1998, 1997 and 1996, respectively. These charges to DuPont were treated as reductions, as appropriate, of Cost of Goods Sold and Other Operating Expenses or Selling, General and Administrative Expenses.

     Interest expense charged by DuPont was $264, $124 and $143 for the years 1998, 1997 and 1996, respectively, and reflects market-based interest rates. A portion of this and other interest and debt expense was

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

capitalized as cost associated with major construction projects. Interest income from DuPont was $43, $11 and $57 for the same years and also reflects market-based interest rates.

     Sales and Other Operating Revenues include sales of products from Conoco to DuPont, principally natural gas and gas liquids to supply several DuPont plant sites. These sales totaled $427, $420 and $413 for the years 1998, 1997 and 1996, respectively. Also included are revenues from insurance premiums charged to DuPont for property and casualty coverage outside the United States. These revenues totaled $20, $22 and $21 for the years 1998, 1997 and 1996, respectively. Purchases of products from DuPont during these periods were not material.

     Subsequent to the Offerings, these intercompany arrangements between DuPont and Conoco, excluding insurance coverage provided to DuPont, are being provided under transition service agreements or other long-term agreements. It is not anticipated that a change, if any, in these costs and revenues would have a material effect on the Company's results of operations or consolidated financial position.

     Accounts and Notes Receivable include amounts due from DuPont of $80 and $79 at December 31, 1998 and 1997, respectively, representing current month balances of transactions between Conoco and DuPont, mainly product sales and certain charges billed annually. Accounts Payable include amounts due DuPont of $52 and $4 at December 31, 1998 and 1997, respectively. Other Liabilities include accrued interest of $51 due DuPont at December 31, 1998.

     Amounts representing notes receivable or borrowings from DuPont, including its subsidiary organizations, are identified as related parties and presented separately in the Consolidated Balance Sheet. The current portion of Notes Receivable represents the accumulation of a variety of cash transfers and operating transactions with DuPont. These balances are generally interest bearing and represent net amounts of cash transferred for funding and cash management purposes and amounts charged between the companies for certain product and service purchases. At December 31, 1997, the long-term portion of Notes Receivable and amounts shown for Short-Term and Long-Term Borrowings represent borrowings between Conoco and DuPont with established due dates at market-based interest rates, except for certain short-term non-interest bearing borrowings due DuPont of $492. At December 31, 1998, related balances only reflected long-term borrowings due DuPont as further described.

     In July 1998, a dividend was declared and paid by the Company in the form of a promissory note (the "Note") to DuPont in the aggregate principal amount of $7,500 bearing interest at a rate of 6.0125 percent per annum and due on January 2, 2000. The Note may be voluntarily prepaid without penalty or premium. The Note also provides for mandatory prepayments in the event cash proceeds are realized by the Company from the incurrence of indebtedness or the issuance of equity securities by the Company or its subsidiaries. The Note includes certain covenants and customary events of default, including failure to pay interest when due, certain events of bankruptcy of the Company and change of control. The consent of DuPont is also required prior to the Company entering into certain transactions.

     In September 1998, the Company declared a dividend of $700 paid through a reduction of notes receivable from DuPont and further certain intercompany notes were created.

     The net proceeds from the Offerings referred to in Note 1 were $4,228, after deducting the underwriting discounts and commissions payable by the Company. The Company used these net proceeds to repay indebtedness owed to DuPont or purchase a portion of the indebtedness owed by certain subsidiaries of the Company to DuPont as follows:

          (a) to pay accrued interest ($124) on the $7,500 Note and then to repay principal ($2,654) on such Note to the extent necessary to reduce the principal amount to $4,846;

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

          (b) to purchase certain intercompany notes denominated in Norwegian Kroner with an aggregate principal amount of approximately $461 after conversion to U.S. dollars, together with accrued interest ($9);

          (c) to pay accrued interest ($8) and a portion of the principal ($820) on a certain other intercompany note to the extent necessary to reduce the principal amount to $7;

          (d) to pay a portion of the principal ($152) on an intercompany demand note which reduced the outstanding balance to $52.

     During 1998, DuPont made capital contributions of $544 to the Company reflecting the retirement of certain non-interest bearing borrowings of $492 and the remaining balance of $52 on the foregoing demand note.

     Subsequent to the Offerings, the Company made an additional principal payment of $257 on the Note reducing the outstanding balance to $4,589 at December 31, 1998. Aggregate borrowings from related parties at December 31, 1998, totaled $4,596 and reflected a weighted average interest rate of 6.0 percent with maturity on January 2, 2000.

     On October 27, 1998, the Company and DuPont entered into a Revolving Credit Agreement under which DuPont will provide the Company with a revolving credit facility in principal amount of up to $500. Loans under the Revolving Credit Agreement will be subject to mandatory repayment to the extent the Company's cash and cash equivalents exceed $325 or such higher amount as the Company and DuPont may agree. Loans under this facility bear interest at a rate equal to 30-day LIBOR plus 0.20 percent per annum and may be voluntarily prepaid without penalty or premium. There was no outstanding debt under this facility on December 31, 1998.

     The Company is obligated to repay all outstanding debt owed to DuPont at such time as DuPont's direct or indirect voting power in the Company falls below 50 percent of the outstanding voting power of the Company. The Company intends to refinance outstanding related party debt owed to DuPont with a combination of commercial paper and public debt in 1999.

4. OTHER INCOME

                                                              1998    1997    1996
                                                              ----    ----    ----
Interest income
  Related parties (see Note 3)..............................  $ 43    $ 11    $ 57
  Other, net of miscellaneous interest expense..............    46      66      67
                                                              ----    ----    ----
                                                                89      77     124
Equity in earnings of affiliates (see Note 12)..............    22(1)   40     (25)
Gain on sales of assets(2)..................................   206     314      84
Exchange gain (loss)........................................    51      27      (5)
Other -- net................................................     4       9       8
                                                              ----    ----    ----
                                                              $372    $467    $186
                                                              ====    ====    ====

---------------

(1) Includes a $5 charge for write-down of inventories to market in accordance with the Company's inventory valuation policy (see Note 2).

(2) 1998 includes a gain of $89 from sale of certain Upstream properties in the North Sea and the United States. 1997 includes a gain of $239 from sale of certain Upstream properties in the North Sea.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

5. TAXES OTHER THAN ON INCOME

                                                              1998     1997     1996
                                                             ------   ------   ------
Petroleum excise taxes
  U.S......................................................  $1,286   $1,201   $1,145
  Non-U.S..................................................   4,515    4,148    4,316
                                                             ------   ------   ------
                                                              5,801    5,349    5,461
Payroll taxes..............................................      42       43       48
Property taxes.............................................      64       63       55
Production and other taxes.................................      63       77       73
                                                             ------   ------   ------
                                                             $5,970   $5,532   $5,637
                                                             ======   ======   ======

6. INTEREST AND DEBT EXPENSE

                                                              1998     1997     1996
                                                              ----     ----     ----
Interest and debt cost incurred
  Related parties (see Note 3)..............................  $264     $124     $143
  Other.....................................................     7        6        6
                                                              ----     ----     ----
                                                               271      130      149
Less: Interest and debt cost capitalized....................    72       94       75
                                                              ----     ----     ----
Interest and debt expense...................................  $199     $ 36     $ 74
                                                              ====     ====     ====

     Interest paid (net of amounts capitalized) was $145 in 1998, $33 in 1997 and $77 in 1996.

7. PROVISION FOR INCOME TAXES

                                                            1998      1997       1996
                                                            ----     ------     ------
Current tax expense
  U.S. federal............................................  $(57)    $   64     $  155
  U.S. state and local....................................    10          5          8
  Non-U.S. ...............................................   323        925        865
                                                            ----     ------     ------
          Total...........................................   276        994      1,028
                                                            ----     ------     ------
Deferred tax expense:
  U.S. federal............................................   (51)        80        (78)
  U.S. state and local....................................    (5)         8         --
  Non-U.S. ...............................................    24        (72)        88
                                                            ----     ------     ------
          Total...........................................   (32)        16         10
                                                            ----     ------     ------
Provision for Income Taxes................................   244      1,010      1,038
Foreign Currency Translation(1)...........................   (22)        --         --
Minimum Pension Liability(1)..............................   (26)        (7)        (5)
                                                            ----     ------     ------
          Total Provision.................................  $196     $1,003     $1,033
                                                            ====     ======     ======

---------------

(1) Represents respective deferred tax provisions for adjustments included in other comprehensive loss (see Note 21).

     Total income taxes paid worldwide were $714 in 1998, $935 in 1997 and $901 in 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     The significant components of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                              1998                     1997
                                                      --------------------     --------------------
                                                      ASSET      LIABILITY     ASSET      LIABILITY
                                                      ------     ---------     ------     ---------
Property, plant and equipment.......................  $  233      $2,296       $  182      $2,219
Employee benefits...................................     247          --          166          --
Other accrued expenses..............................     237          --          273          --
Inventories.........................................      --          90           --         102
Tax loss/tax credit carry forwards..................     496          --          417          --
Other...............................................      25         188           27         169
                                                      ------      ------       ------      ------
          Total.....................................  $1,238      $2,574       $1,065      $2,490
                                                                  ======                   ======
Valuation allowances................................    (423)                    (392)
                                                      ------                   ------
          Net.......................................  $  815                   $  673
                                                      ======                   ======

     Valuation allowances, which reduce deferred tax assets to an amount that will more likely than not be realized, increased $31 in 1998, primarily reflecting increases in tax assets representing operating losses incurred in exploration and start-up operations. Valuation allowances decreased by $22 in 1997, principally reflecting a $37 decrease related to tax assets representing operating losses which the Company determined will more likely than not be realized in future years. This decrease was partially offset by an increase of $15 reflecting offsets to operating losses. Valuation allowances in 1996 increased by $52 to offset increases in deferred tax assets resulting primarily from operating losses incurred in exploration and start-up operations.

     Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. At December 31, 1998, the tax effect of such carry forwards approximated $496. Of this amount, $312 has no expiration date, $3 expires in 1999, $5 expires in 2000, $75 expires in 2001, $46 expires in 2002, and $55 expires in 2003 and later years.

     Current deferred tax liabilities (included in the Consolidated Balance Sheet caption "Income Taxes") were $76 and $122 at December 31, 1998 and 1997, respectively.

     Current deferred tax assets included in Prepaid Expenses were $7 at December 31, 1997. In addition, Other Assets includes deferred tax assets of $31 and $37 at December 31, 1998 and 1997, respectively.

     An analysis of the Company's effective income tax rate follows:

                                                             1998      1997      1996
                                                             ----      ----      ----
Statutory U.S. federal income tax rate.....................  35.0%     35.0%     35.0%
Higher effective tax rate on non-U.S. operations...........   7.8      13.9      21.6
Alternative fuels credit...................................  (8.2)     (3.0)     (3.4)
Reduced tax benefit from Stock Option Provision............   4.9        --        --
Realization of unbenefited loss from sale of subsidiary....  (4.6)       --        --
Other -- net...............................................   0.3       2.0       1.4
                                                             ----      ----      ----
Effective income tax rate..................................  35.2%     47.9%     54.6%
                                                             ====      ====      ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Earnings before income taxes shown below are based on the location of the corporate unit to which such earnings are attributable. However, since such earnings are often subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. does not correspond to the earnings set forth below.

                                                              1998     1997     1996
                                                              -----   ------   ------
U.S.........................................................  $(173)  $  740   $  563
Non-U.S.....................................................    867    1,367    1,338
                                                              -----   ------   ------
                                                              $ 694   $2,107   $1,901
                                                              =====   ======   ======

     At December 31, 1998 and 1997, respectively, unremitted earnings of non-U.S. subsidiaries totaling $1,536 and $1,645 were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

8. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income (the numerator) by the weighted average number of Class A and Class B common shares outstanding plus the effects of award and fee deferrals that are invested in Conoco stock units by certain employees and directors of the Company (the denominator). Diluted EPS is similarly computed, except that the denominator is increased to include the dilutive effects of outstanding stock options awarded under Conoco's compensation plans (see Note 22).

     As described in Note 1, the Company's capital structure was established at the time of the Offerings. In accordance with SEC Staff Accounting Bulletin No. 98, this capitalization has been retroactively reflected for the purposes of presenting earnings per share. For periods through this date, basic EPS reflects the issuance of both Class A and Class B Common Stock totaling 628,000,000 shares plus deferred award units outstanding at the date of the Offerings. Corresponding diluted EPS includes an additional 8,541,632 shares representing the dilutive effect of outstanding stock options that resulted from the concurrent cancellation of DuPont stock options at the date of the Offerings.

     The denominator is based on the following weighted average number of common shares outstanding:

                                                   1998          1997          1996
                                                -----------   -----------   -----------
Basic.........................................  628,201,356   628,199,268   628,199,268
Diluted.......................................  636,727,417   636,740,900   636,740,900

     Variable stock options for 1,724,146 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted EPS since the threshold price of $32.88 required for these options to be vested had not been reached.

     Common shares held as Treasury Stock are deducted in determining the number of shares outstanding.

9. ACCOUNTS AND NOTES RECEIVABLE

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Trade.......................................................  $  805   $  916
Related parties (see Note 3)................................      80       79
Other.......................................................     306      502
                                                              ------   ------
                                                              $1,191   $1,497
                                                              ======   ======

     See Note 27 for a description of operating segment markets and associated concentrations of credit risk.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

10. INVENTORIES

                                                                     DECEMBER 31
                                                                  -----------------
                                                                   1998      1997
                                                                  -------   -------
    Crude oil and petroleum products............................  $   661   $   675
    Other merchandise...........................................       22        25
    Materials and supplies......................................      124       130
                                                                  -------   -------
                                                                  $   807   $   830
                                                                  =======   =======

     As a result of reduced crude oil and petroleum product price levels, a write-down to market of $97 was made in the fourth quarter of 1998, in accordance with the Company's inventory valuation policy (see Note 2). At December 31, 1997, the excess of market over book value of inventories valued under the LIFO method was $152. Inventories valued at LIFO represented 82 percent and 81 percent of consolidated inventories at December 31, 1998 and 1997, respectively.

     During 1998, 1997 and 1996, certain LIFO inventory quantities were reduced resulting in partial liquidation of the LIFO bases, with no material effect on net income.

11. PROPERTY, PLANT AND EQUIPMENT

                                                                      DECEMBER 31
                                                         -------------------------------------
                                                               GROSS                NET
                                                         -----------------   -----------------
                                                          1998      1997      1998      1997
                                                         -------   -------   -------   -------
Oil and Gas Properties
  Unproved.............................................  $ 1,159   $ 1,491   $   942   $ 1,230
  Proved...............................................   13,488    12,420     6,236     5,480
Other..................................................    1,280     1,316       845       871
                                                         -------   -------   -------   -------
          Total Upstream...............................   15,927    15,227     8,023     7,581
Refining...............................................    3,834     3,803     1,958     1,952
Marketing and Distribution.............................    2,255     2,199     1,375     1,295
                                                         -------   -------   -------   -------
          Total Downstream.............................    6,089     6,002     3,333     3,247
Corporate(1)...........................................       78        --        57        --
                                                         -------   -------   -------   -------
                                                         $22,094   $21,229   $11,413   $10,828
                                                         =======   =======   =======   =======

---------------

(1) Includes aviation investment transferred from DuPont in 1998 and corporate software.

     Property, Plant and Equipment includes Downstream gross assets acquired under capital leases of $41 at December 31, 1998 and 1997; related amounts included in Accumulated Depreciation, Depletion and Amortization were $12 and $10 at December 31, 1998 and 1997, respectively.

12. SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

     Summarized consolidated financial information for affiliated companies for which Conoco uses the equity method of accounting (see Note 2, "Basis of Consolidation") is shown below on a 100 percent basis. The most significant of these affiliates are Malaysia Refinery Company Sdn. Bhd. (40%), Petrozuata C.A. (50.1% -- see Note 2), CFJ Properties (50%), Pocahontas Gas Partnership (50%), Excel Paralubes (50%), Polar Lights Company (50%), and Ceska Rafinerska a.s. (16.33%).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Dividends received from equity affiliates were $105 in 1998, $58 in 1997 and $85 in 1996.

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
RESULTS OF OPERATIONS
Sales(1)...................................................  $6,744   $7,521   $6,622
Earnings before income taxes...............................     358      556      305
Net income.................................................     252      345      140
Conoco's equity in earnings of affiliates (see Note 4).....      22       40      (25)

---------------

(1) Includes sales to Conoco of $574 in 1998, $568 in 1997 and $359 in 1996.

                                                                DECEMBER 31
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
FINANCIAL POSITION
Current assets..............................................  $ 2,771   $2,543
Non-current assets..........................................    8,682    6,826
                                                              -------   ------
          Total assets......................................  $11,453   $9,369
                                                              -------   ------
Short-term borrowings(1)....................................  $   897   $  550
Other current liabilities...................................    1,650    1,308
Long-term borrowings(1).....................................    4,743    4,364
Other long-term liabilities.................................    1,119      645
                                                              -------   ------
          Total liabilities.................................  $ 8,409   $6,867
                                                              -------   ------
Conoco's investment in affiliates (includes advances).......  $ 1,363   $1,085
                                                              =======   ======

---------------

(1) Conoco's pro rata interest in total borrowings was $1,828 in 1998 and $1,586 in 1997, of which $967 in 1998 and $826 in 1997 were guaranteed by the Company or DuPont, on behalf of and indemnified by, the Company. These amounts are included in the guarantees disclosed in Note 26.

     At December 31, 1998, Conoco's equity in undistributed earnings of its affiliated companies was $114.

13. OTHER ASSETS

                                                                DECEMBER 31
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
Prepaid pension cost (see Note 23)..........................  $    50   $   71
Long-term receivables.......................................       71       74
Other securities and investments(1).........................      116      100
Deferred pension transition obligation (see Note 23)........      109      116
Other(2)....................................................      183      131
                                                              -------   ------
                                                              $   529   $  492
                                                              =======   ======

---------------

(1) Includes $74 and $97 at December 31, 1998 and 1997, respectively, representing marketable securities classified as available for sale and reported at fair value. The remainder represents investments which are reported at cost.

(2) Includes intangible assets of $14 and $15 at December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

14. ACCOUNTS PAYABLE

                                                                DECEMBER 31
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Trade.......................................................  $  906    $  969
Payables to banks...........................................     124        85
Related parties (see Note 3)................................      52         4
Other.......................................................     230(1)     32
                                                              ------    ------
                                                              $1,312    $1,090
                                                              ======    ======

---------------

(1) Includes $158 for property acquisitions.

     Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment.

15. OTHER SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Industrial development bonds................................  $   24   $   24
Bank borrowings (foreign currency)..........................      --       21
Long-term borrowings payable within one year................      26       25
Capital lease obligations...................................       2        2
                                                              ------   ------
                                                              $   52   $   72
                                                              ======   ======

     The Company has uncommitted short-term bank credit lines of approximately $122 and $42 at December 31, 1998 and 1997, respectively. These lines are denominated in United States dollars or various foreign currencies to support general international operating needs. No significant advances were outstanding under these lines at these respective dates.

     The weighted average interest rate on other short-term borrowings outstanding at December 31, 1998 and 1997 was 3.8 percent and 3.7 percent, respectively.

16. OTHER ACCRUED LIABILITIES

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Taxes other than on income..................................  $  354   $  376
Operating expenses..........................................     293      343
Payroll and other employee-related costs....................     102      135
Restructuring costs(1)......................................      82       --
Accrued postretirement benefits cost (see Note 23)..........      18       24
Other.......................................................     313      411
                                                              ------   ------
                                                              $1,162   $1,289
                                                              ======   ======

---------------

(1) Represents estimated charges associated with cost reduction program announced in December 1998. This program is focused on obtaining operational efficiencies, mainly in the Upstream businesses, and was expedited in response to adverse changes in the current business environment. The program primarily involves the elimination of approximately 975 employee positions on a worldwide basis. The accrual is reflected in Cost of Goods Sold and Other Operating Expenses. At December 31, 1998, no persons had been terminated and no related payments had been made.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

17. OTHER LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
5.75% notes due 2026........................................  $   16   $   16
6.50% notes due 2008........................................       7        7
Other loans (various currencies) due 1999-2007(1)...........      29       30
Capitalization obligation to affiliate due 2008.............      11       --
Capitalization obligation to affiliate due 1999.............      --       20
Capital lease obligations...................................      30       33
                                                              ------   ------
                                                              $   93   $  106
                                                              ======   ======

---------------

(1) Weighted average interest rates were 7.3 percent at December 31, 1998 and 1997, respectively.

     Maturities of long-term borrowings, together with sinking fund requirements for years ending after December 31, 1999 are $4 for each of the years 2000, 2001, 2002 and 2003.

18. OTHER LIABILITIES AND DEFERRED CREDITS

                                                                DECEMBER 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Deferred gas revenue........................................  $  371   $  379(1)
Accrued postretirement benefits cost (see Note 23)..........     331      318
Accrued pension liability (see Note 23).....................     320      230
Abandonment costs...........................................     297      310
Environmental remediation costs (see Note 26)...............     117      132
Related parties (see Note 3)................................      51       --
Other.......................................................     713      553
                                                              ------   ------
                                                              $2,200   $1,922
                                                              ======   ======

---------------

(1) 1997 includes $303 received from a contract for future sales of natural gas to Centrica, a United Kingdom gas marketing company.

19. MINORITY INTERESTS

     In 1996, certain upstream subsidiaries contributed assets with an aggregate fair value of $613 to Conoco Oil & Gas Associates L.P. (COGA) for a general partnership interest of 67 percent. The remaining 33 percent was purchased by Vanguard Energy Investors L.P. (Vanguard) as a limited partner. The net result of this transaction was to increase minority interests by $297.

     Vanguard is entitled to a cumulative annual priority return on its investment and participation in residual earnings at rates established in the partnership agreement. The priority return rate, currently 6.52 percent, is scheduled to be renegotiated in the second half of 1999. In the event the parties are unable to agree on a new return rate, Vanguard has the option to call for liquidation of the partnership, which could take place before December 31, 1999. Cash outflows arising from such liquidation should not be materially different from the recorded amount of minority interest.

     Vanguard's share of COGA's earnings was $22 or 25 percent in 1998 and $22 or 18 percent in 1997; the net minority interest in COGA held by Vanguard was $302 and $301 on December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

20. STOCKHOLDERS' EQUITY

     As described in Note 1, the Company's capital structure was established at the time of the Offerings in October 1998.

     At December 31, 1998, 4,600,000,000 shares of Class A and Class B Common Stock were authorized and 628,041,394 shares were issued, including 249,863 Class A shares held in the treasury. A summary of activity in common shares outstanding for the year 1998 is presented below:

                                                     CLASS A       CLASS B        TOTAL
                                                   -----------   -----------   -----------
Issued in connection with initial public
  offerings of Class A shares and
  recapitalization of DuPont ownership (Class B
  shares)........................................  191,456,427   436,543,573   628,000,000
Purchase of shares for treasury (to offset
  dilution from issuances under compensation
  plans).........................................     (250,000)      --           (250,000)
Issued on exercise of stock options (including
  137 from treasury).............................       41,531       --             41,531
                                                   -----------   -----------   -----------
Common Shares Outstanding -- December 31, 1998...  191,247,958   436,543,573   627,791,531
                                                   ===========   ===========   ===========

     At December 31, 1998, 250,000,000 shares of Preferred Stock were authorized, of which 1,000,000 shares were designated Series A Junior Participating Preferred Stock and reserved for issuance on exercise of preferred stock purchase rights under the Company's Share Purchase Rights Plan. Each issued share of Class A and Class B Common Stock has one preferred stock purchase Right attached to it. No preferred shares have been issued and the Rights are not currently exercisable.

     Net proceeds received from the Offerings totaled $4,228, after deduction for underwriting discounts and commissions payable by the Company, and were used to reduce indebtedness owed to DuPont (see Note 3). In addition, Additional Paid-In Capital was increased by $236 during 1998 as a result of a corresponding non-cash charge to compensation expense associated with changes in certain outstanding compensation awards made at the time of the Offerings (see Note 22).

     The Company declared a first quarter cash dividend on January 27, 1999 of $.14 per share on each outstanding share of Class A Common Stock and Class B Common Stock, payable March 12, 1999 to shareholders of record as of February 12, 1999. This initial dividend was determined on a pro rata basis covering the period from October 27, 1998 to December 31, 1998, and is equivalent to $.19 per share for a full quarter.

21. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Balances of related after-tax components comprising Accumulated Other Comprehensive Loss are summarized below:

                                                               DECEMBER 31
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Foreign Currency Translation Adjustment.....................  $(185)  $(160)
Minimum Pension Liability Adjustment (see Note 23)..........    (89)    (31)
                                                              -----   -----
                                                              $(274)  $(191)
                                                              =====   =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Changes in related components of other comprehensive income (loss) are reported net of associated income tax effects as summarized below:

                                                                       YEAR ENDED DECEMBER 31
                                           ------------------------------------------------------------------------------
                                                     1998                       1997                       1996
                                           ------------------------   ------------------------   ------------------------
                                                    INCOME   AFTER-            INCOME   AFTER-            INCOME   AFTER-
                                           PRETAX    TAX      TAX     PRETAX    TAX      TAX     PRETAX    TAX      TAX
                                           ------   ------   ------   ------   ------   ------   ------   ------   ------
Foreign Currency Translation
  Adjustment.............................  $ (47)    $(22)    $(25)   $(121)    $--     $(121)    $(39)    $--      $(39)
Minimum Pension Liability Adjustment.....    (84)     (26)     (58)     (20)     (7)      (13)     (15)     (5)      (10)
                                           -----     ----     ----    -----     ---     -----     ----     ---      ----
Other Comprehensive Income (Loss)........  $(131)    $(48)    $(83)   $(141)    $(7)    $(134)    $(54)    $(5)     $(49)
                                           =====     ====     ====    =====     ===     =====     ====     ===      ====

22. COMPENSATION PLANS

     Until the date of the Offerings, employees of Conoco participated in stock-based compensation plans administered through DuPont and involving options to acquire DuPont common stock. At the time of the Offerings, Conoco employees held a total of 10,964,917 stock options for DuPont common stock and 1,333,135 stock appreciation rights (SARs) with respect to DuPont common stock, and the Company gave those persons the option, subject to specific country tax and legal requirements, to participate in a program involving the cancellation of all or part of their DuPont stock options or SARs and the issuance by the Company, upon such cancellation, of comparable options to acquire Class A Common Stock or SARs with respect to Class A Common Stock. The substitute stock options and other awards have the same vesting provisions, option periods and other terms and conditions as the DuPont options and awards they replaced. The substitute stock options had the same ratio of the exercise price per share to the market value per share, and the same aggregated difference between market value and exercise price, as the DuPont stock options. A total of 8,921,508 DuPont stock options and 745,358 DuPont SARs were cancelled with Conoco issuing 24,275,690 stock options for Class A Common Stock and 2,279,834 SARs with respect to Class A Common Stock with comparable terms and conditions. The program was deemed a change in the terms of certain awards granted to Conoco employees. As a result, the Company incurred a non-cash charge to compensation expense of $236 in the fourth quarter of 1998, with a corresponding increase in Additional Paid-In Capital. DuPont retained responsibility for delivery of DuPont common stock to Conoco employees when DuPont stock options not cancelled are exercised.

AWARDS UNDER DUPONT PLANS

     Stock option awards under the DuPont Stock Performance Plan were granted to key employees of the Company prior to the Offerings and were "fixed" and/or "variable". The purchase price of shares subject to option is the market price of DuPont stock at the date of grant. In January 1997, a reload feature was added to the Stock Performance Plan to accelerate stock ownership. Generally, fixed options granted under the DuPont Stock Performance Plan are fully exercisable one year after date of grant and expire ten years from date of grant. However, awards in 1998 vest over a three-year period and, except for the last six months of the ten-year option term, are exercisable when the market price of DuPont common stock exceeds the option grant price by 20 percent.

     During 1997, variable stock option grants were made to certain senior management and subject to forfeiture if, within five years from the date of grant, the market price of DuPont common stock did not achieve a price of $75 per share for 50 percent of the options and $90 per share for the remaining 50 percent. During 1998, before the Offerings, the $75 price was reached and options with that hurdle became "fixed" and exercisable. All of the outstanding variable DuPont options with a $90 per share hurdle price at the time of the Offerings were cancelled and substituted with options for Conoco Class A Common Stock with a hurdle price of $32.88 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     From time to time, the DuPont Board of Directors has approved the adoption of a worldwide Corporate Sharing Program. Under these programs, a majority of the Company's employees received a one-time grant to acquire shares of DuPont common stock at the fair market value at the date of grant. Option terms are "fixed" and generally are exercisable one year after date of grant and expire ten years from date of grant.

AWARDS UNDER CONOCO PLANS

     The 1998 Stock and Performance Incentive Plan provides incentives to certain corporate officers, non-employee directors and independent contractors who can contribute materially to the success and profitability of the Company and its subsidiaries and provides for substitution of certain existing DuPont awards in connection with the Offerings. Awards may be in the form of cash, stock, stock options or SARs with respect to Class A Common Stock. This plan also provides for the Conoco Global Variable Compensation Plan which is an annual management incentive program for officers and certain non-officer employees with awards made in cash and stock. Stock options and SARs granted under the 1998 Stock and Performance Incentive Plan (except those granted to substitute for DuPont awards) are awarded at market price on the date of grant, have a ten year life, and generally vest one year from date of grant with one-third becoming exercisable each of the first three years. For certain senior management, shares otherwise receivable from the exercise of nonqualified options with respect to Class A Common Stock granted under the 1998 Stock and Performance Incentive Plan of Conoco to substitute for cancelled 1998 DuPont stock options, as well as incremental new Conoco stock options granted at the date of the Offerings, can be deferred as stock units for a designated future delivery. The maximum number of shares of common stock and stock options granted under the plan is limited to the higher of 20 million or 3.3 percent of outstanding shares of Class A and Class B Common Stock. Awards made in substitution for DuPont awards do not count against the number of shares available under the plan. At December 31, 1998, 16,850,266 shares of Class A Common Stock were available for issuance under the plan.

     The Company adopted the 1998 Key Employee Stock Performance Plan to attract and retain employees by enhancing the proprietary and personal interests of employees in the success and profitability of the Company and to grant some awards in substitution for certain existing DuPont awards in connection with the Offerings. Awards to employees may be in the form of Company stock options or SARs, both with respect to Class A Common Stock. Such awards granted under this plan (except to substitute for DuPont awards) are awarded at market price on the date of grant, have a ten year life, and generally vest one year from date of grant with one-third becoming exercisable each of the first three years. The maximum number of shares of common stock and stock options granted under the plan is limited to the higher of 18 million or three percent of outstanding Class A and Class B Common Stock. Awards made in substitution for DuPont awards do not count against the number of shares available under the plan. At December 31, 1998, 14,484,936 shares of Class A Common Stock were available for issuance under the plan.

     Persons electing to substitute Conoco stock options with respect to Class A Common Stock for DuPont stock options and persons receiving incremental new Conoco stock options with respect to Class A Common Stock at the date of the Offerings under the 1998 Stock and Performance Incentive Plan and the 1998 Key Employee Stock Performance Plan are eligible for reload options upon the exercise of stock options, with the condition that shares received from the exercise of the original option may not be sold for at least five years. Reloads are granted at the market price on the reload grant date and have a term equal to the remaining term of the original option. The number of new options granted under a reload option is equal to the number of shares required to satisfy the total exercise price of the original option.

     The 1998 Global Performance Sharing Plan is a broad-based plan under which grants of stock options and SARs with respect to Class A Common Stock were made to certain non-officer employees on the date of the Offerings to encourage a sense of proprietorship and an active interest in the financial success of Conoco and its subsidiaries. The stock options and SARs were awarded at the price of the Offerings ($23 per share), have a ten year life, and become exercisable in one-third increments on the first, second and third anniversaries of the grant date. There are no additional shares available for issuance under this plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     All stock options granted under Conoco plans are "fixed" and have no intrinsic value at grant date except for those granted to substitute for cancelled DuPont options. Accordingly, except for the fourth quarter 1998 charge related to the one-time offer to cancel DuPont options and substitute Conoco options, no compensation expense has been recognized for fixed options.

     The following table summarizes activity for fixed and variable options for the last three years:

                                                           FIXED                  VARIABLE
                                                   ----------------------   ---------------------
                                                     NUMBER     WEIGHTED-    NUMBER     WEIGHTED-
                                                       OF        AVERAGE       OF        AVERAGE
                                                     SHARES       PRICE      SHARES       PRICE
                                                   ----------   ---------   ---------   ---------
DUPONT OPTIONS
January 1, 1996..................................   7,811,547    $24.27        --            --
  Granted........................................   1,140,780     39.20        --            --
  Exercised......................................  (1,781,277)    23.33        --            --
  Forfeited......................................     (95,330)    26.38        --            --
                                                   ----------    ------     ---------    ------
December 31, 1996................................   7,075,720    $26.88        --            --
  Granted........................................   2,761,416     52.90     1,259,600    $52.50
  Exercised......................................    (730,383)    23.97        --            --
  Forfeited......................................    (116,325)    50.44        --            --
                                                   ----------    ------     ---------    ------
December 31, 1997................................   8,990,428    $35.14     1,259,600    $52.50
  Granted........................................   1,241,055     59.53        --            --
  Reclassified...................................     629,800     52.50      (629,800)    52.50
  Exercised......................................    (460,314)    24.64        --            --
  Forfeited......................................     (65,852)    50.68        --            --
                                                   ----------    ------     ---------    ------
October 21, 1998 (Offerings date)................  10,335,117    $39.50       629,800    $52.50
  Cancelled for Conoco options...................  (8,291,708)               (629,800)
                                                   ----------               ---------
  Retained by DuPont.............................   2,043,409                  --
CONOCO OPTIONS
Granted at Offerings date:
  For cancelled DuPont options...................  22,551,544    $14.62     1,724,146    $19.18
  New awards.....................................   9,721,750     23.00        --            --
Exercised........................................     (41,531)    14.18        --            --
Forfeited........................................     (53,840)    23.00        --            --
                                                   ----------    ------     ---------    ------
December 31, 1998................................  32,177,923    $17.14     1,724,146    $19.18

     The following table summarizes information concerning outstanding and exercisable fixed Conoco options at December 31, 1998. For total variable options outstanding at December 31, 1998, the weighted-average remaining contractual life was 3.1 years.

                                                                EXERCISE PRICE
                                              --------------------------------------------------
                                                $5.89-       $8.90-      $14.47-       $21.73-
                                                $8.41        $12.80       $21.64       $29.58
                                              ----------   ----------   ----------   -----------
Options outstanding.........................   2,766,632    7,335,094    9,281,970    12,794,227
Weighted-average remaining contractual life
  (years)...................................         2.9          5.5          7.8           9.6
Weighted-average price......................  $     7.60   $    10.02   $    17.94   $     22.70
Options exercisable.........................   2,766,632    7,335,094    9,281,970        42,204
Weighted-average price......................  $     7.60   $    10.02   $    17.94   $     24.22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Fixed options exercisable at the end of the last three years and the weighted-average fair value of fixed options granted are as follows:

                                                CONOCO                 DUPONT OPTIONS
                                                OPTIONS     ------------------------------------
                                                 1998         1998*         1997         1996
                                              -----------   ----------   ----------   ----------
Options exercisable at year-end:
  Number of shares..........................   19,425,900    9,113,046    6,229,012    5,934,940
  Weighted-average price....................  $     13.49   $    36.81   $    27.26   $    24.51
Weighted-average fair value of options
  granted during the year:
  New options...............................  $      4.15   $    13.85   $    12.84   $     9.01
  Options substituted for DuPont options....  $      9.22

---------------

* As of the date of the Offerings rather than year end.

     The fair value of Conoco variable options with a hurdle price of $32.88 per share granted as substitutes for DuPont variable options was assumed to be zero.

     The fair value of options is calculated using the Black-Scholes option pricing model. Assumptions used were as follows:

                                                  CONOCO OPTIONS              DUPONT OPTIONS
                                                ------------------   --------------------------------
                                                          1998                     1997
                                                          FIXED      1998    ----------------   1996
                                                NEW    SUBSTITUTES   FIXED   FIXED   VARIABLE   FIXED
                                                ----   -----------   -----   -----   --------   -----
Dividend yield................................   3.3%      3.3%       2.1%    2.2%      2.2%     2.6%
Volatility....................................  20.0%*    20.0%*     19.9%   18.6%     18.6%    21.0%
Risk-free interest rate.......................   4.6%      4.4%       5.5%    6.4%      6.4%     5.4%
Expected life (years).........................   5.8*      3.9*       5.8     5.6       5.7      6.0

---------------

* Due to insufficient history, DuPont experience trends have been used to estimate the volatility of Conoco stock and the expected life for exercise of Conoco stock options.

     The following table sets forth pro forma information as if the Company had adopted the optional recognition provisions of SFAS No. 123:

                                                              1998   1997    1996
                                                              ----   -----   -----
Increase (Decrease) in:
Net income..................................................  $157   $ (28)  $  (6)
Earnings per share
  Basic.....................................................  $.25   $(.04)  $(.01)
  Diluted...................................................  $.25   $(.04)  $(.01)

     Total fair value underpinning the pro forma disclosure for 1998 presented above includes the fair value of new DuPont grants and a pro rata portion of new Conoco grants made at the Offerings date, plus incremental fair value of the Conoco stock options that were substituted for DuPont stock options granted after the adoption of SFAS No. 123. The incremental fair value for cancellation and substitution of stock options originally granted before adoption of SFAS No. 123 is zero because intrinsic value exceeds fair value.

     Compensation expense recognized in income for stock-based employee compensation awards was $229, $26 and $13 for 1998, 1997 and 1996, respectively, with 1998 including a one-time charge of $236 for the cancellation of DuPont stock options described above.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Prior to the Offerings, the Conoco Unit Option Plan awarded SARs with respect to DuPont common stock to key salaried employees in certain grade levels who showed early evidence of ability to assume significant responsibility and leadership. At the time of the Offerings, 1,131,494 unit options were outstanding of which 593,722 were cancelled and substituted with comparable SARs with respect to Conoco Class A Common Stock under the 1998 Key Employee Stock Performance Plan of Conoco. Effective with the Offerings, no new grants were made or are planned out of the Conoco Unit Option Plan. At December 31, 1998, outstanding unit options based on Conoco Class A Common Stock were 1,605,614. At December 31, 1998 and 1997, outstanding unit options based on DuPont common stock were 545,724 and 908,532, respectively. At these same dates, related liability provisions totaled $22 and $27, respectively.

     Through the date of the Offerings, certain Conoco employees who participated in the DuPont Variable Compensation Plan received grants of stock and cash. Overall amounts were dependent on financial performance of DuPont and Conoco and other factors, and were subject to maximum limits as defined by the plan. Amounts charged against earnings in anticipation of awards to be made later were $39 in 1998, $38 in 1997 and $38 in 1996. Awards made for plan years 1998, 1997 and 1996 were $24, $45 and $38, respectively, with awards distributed in 1999 for the 1998 plan year made out of the 1998 Stock and Performance Incentive Plan of Conoco based on performance standards set previously in the DuPont Variable Compensation Plan. Both the DuPont Variable Compensation Plan and the 1998 Stock and Performance Incentive Plan of Conoco allow future delivery of stock awards. Employees were offered the opportunity to cancel DuPont shares granted under previous awards and receive substitute shares of Conoco Class A Common Stock for designated future delivery under the 1998 Stock and Performance Incentive Plan of Conoco. At December 31, 1998, 72,345 shares of DuPont stock and 199,268 shares of Conoco Class A Common Stock are awaiting delivery. A liability of $4 has been recognized for delivery of DuPont shares.

     Awards under the separate Conoco Challenge Program may be granted in cash to employees not covered by the Variable Compensation Plan. This plan provides awards based on meeting financial goals and upholding Conoco's core values. Overall amounts are dependent on Company earnings and cash provided by operations and are subject to maximum limits as defined by the plan. Amounts charged against earnings in anticipation of awards to be made later were $22 in 1998, $49 in 1997 and $47 in 1996. Awards made for plan years 1998, 1997 and 1996 were $19, $47 and $47, respectively.

23. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company participates in the DuPont U.S. defined benefit pension plan, which covers substantially all U.S. employees and has separate defined benefit pension plans covering certain U.S. and non-U.S. employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of federal laws and regulations.

     With respect to the DuPont U.S. defined benefit pension plan, the Company and DuPont agreed upon an amount of approximately $820 at the date of the Offerings that will eventually be transferred to a separate trust for the Company's pension plan. Ninety percent of this amount, adjusted for benefit payments and investment return from the date of the Offerings, will be transferred to the Company within six months following the date on which DuPont owns neither 80 percent of the voting power nor 80 percent of the economic value of the Common Stock, assuming certain conditions are satisfied. The remainder will be transferred within a further 90-day period. The adjusted value subject to transfer was approximately $878 at December 31, 1998. DuPont allocated the pension obligations based on the Company's individual employees covered and allocated the unrecognized prior service cost and unrecognized net gain in proportion to the Company's projected benefit obligation to the total projected benefit obligation of the DuPont plan. The projected benefit obligation approximates $871 and $723 at December 31, 1998 and 1997, respectively, and the prepaid pension asset recognized in the Consolidated Balance Sheet (see Note 13) is $50 and $71 at December 31, 1998 and 1997, respectively. The net periodic pension cost components included in the table below are also based on the foregoing allocation factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Pension coverage for employees of the Company's non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies or by book reserves.

     Conoco and certain subsidiaries also provide medical and life insurance benefits to retirees and survivors. The associated plans, principally health, are unfunded, and approved claims are paid from Company funds. Under the terms of these plans, the Company reserves the right to change, modify or discontinue the plans. Conoco has communicated to plan participants that any increase in the annual health care escalation rate above 4.5 percent will be borne by the participants and, therefore, result in no increase to the accumulated postretirement benefit obligation or the other postretirement benefits cost.

                                                                                     OTHER
                                                       PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                      -------------------   ------------------------
                                                      1998    1997   1996    1998     1997     1996
                                                      -----   ----   ----   ------   ------   ------
NET PERIODIC BENEFIT COST
Service cost........................................  $  65   $ 60   $ 55     $ 7      $ 6      $ 7
Interest cost.......................................     94     88     76      21       18       16
Expected return on plan assets......................   (105)   (98)   (91)     --       --       --
Amortization of prior service cost (credit).........      9      2      2      (4)      (4)      (4)
Recognized actuarial loss (gain)....................     (4)     1     (5)     --       (1)      (1)
                                                      -----   ----   ----     ---      ---      ---
Net periodic benefit cost...........................  $  59   $ 53   $ 37     $24      $19      $18
                                                      =====   ====   ====     ===      ===      ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Information concerning benefit obligations, plan assets, funded status and recorded values for these plans (excluding the DuPont U.S. defined benefit plan) follows:

                                                                                       OTHER
                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
                                                              -----------------   ---------------
                                                               1998      1997      1998     1997
                                                              -------   -------   ------   ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................   $ 682     $ 533    $ 301    $ 242
Service cost................................................      33        28        7        6
Interest cost...............................................      44        39       21       18
Amendments..................................................      (4)       --       --       --
Participant contributions...................................      --        --        3        3
Actuarial (gain) loss.......................................     160       113       43       58
Divestitures and other......................................     (17)       (2)      --       --
Benefits paid...............................................     (32)      (29)     (25)     (26)
                                                               -----     -----    -----    -----
Benefit obligation at end of year...........................   $ 866     $ 682    $ 350    $ 301
                                                               =====     =====    =====    =====
CHANGE IN PLAN ASSETS
Fair Value of plan assets at beginning of year..............   $ 386     $ 323    $  --    $  --
Actual return on plan assets................................      61        48       --       --
Employer contribution.......................................      26        28       22       23
Participant contributions...................................      --        --        3        3
Divestitures and other......................................     (14)       --       --       --
Benefits paid...............................................     (21)      (13)     (25)     (26)
                                                               -----     -----    -----    -----
Fair Value of plan assets at end of year....................   $ 438     $ 386    $  --    $  --
                                                               =====     =====    =====    =====
Funded status of plans at end of year.......................   $(428)    $(296)   $(350)   $(301)
Unrecognized actuarial loss.................................     240       109       53       14
Unrecognized prior service cost (credit)....................     109       121      (52)     (55)
                                                               -----     -----    -----    -----
Net amount recognized at end of year........................   $ (79)    $ (66)   $(349)   $(342)
                                                               =====     =====    =====    =====
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEET AT END OF
  YEAR
Accrued benefit liability:
  Short-term (see Note 16)..................................   $  --     $  --    $ (18)   $ (24)
  Long-term (see Note 18)...................................    (320)     (230)    (331)    (318)
Deferred pension cost (see Note 13).........................     109       116       --       --
Accumulated other comprehensive loss(1).....................     132        48       --       --
                                                               -----     -----    -----    -----
  Net amount recognized.....................................   $ (79)    $ (66)   $(349)   $(342)
                                                               =====     =====    =====    =====

---------------

(1) Before reduction for associated
    deferred tax savings of $43 and
    $17 at December 31, 1998 and 1997,
    respectively (see Note 21).

WEIGHTED-AVERAGE ASSUMPTIONS AT END OF YEAR
Discount rate(1)............................................   6.50%     7.00%    6.50%    7.00%
Rate of compensation increase(1)............................   5.15%     5.15%    5.15%    5.15%
Expected return on plan assets(1)...........................   9.00%     9.00%      --       --
Health care escalation rate.................................     --        --     4.50%    4.50%

---------------

(1) Represents rates for U.S. plans; similar economic assumptions were used for non-U.S. plans, with the exception of the United Kingdom where discount rates of 6 percent and 7.25 percent were used at year end 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     At December 31, 1998, U.S. defined benefit plan assets consisted principally of common stocks, including 471,667 shares of DuPont.

24. INVESTING ACTIVITIES

     Purchases of property, plant and equipment in 1997 include $929 for Upstream natural gas properties in South Texas (see Supplementary Petroleum
Data).

     Non-cash additions to property, plant and equipment totaled $162 and $127 for the years 1998 and 1997, respectively.

     Proceeds from sales of assets in 1998 include $245 from the sale of certain Upstream properties in the U.S. and North Sea, $156 for various U.S. Downstream assets, and $54 from sale of a Downstream office building in Europe. Proceeds in 1997 include $272 from the sale of certain Upstream North Sea properties.

25. FINANCIAL INSTRUMENTS AND OTHER RISK MANAGEMENT ACTIVITIES

     Conoco operates in the worldwide crude oil, refined product, natural gas, natural gas liquids and electric power markets and is exposed to fluctuations in hydrocarbon prices, foreign currency rates and interest rates that can affect the revenues and cost of operating, investing and financing. Conoco's management has used and intends to use financial and commodity-based derivative contracts to reduce the risk in overall earnings and cash flow when the benefits provided are anticipated to more than offset the risk management costs involved.

     The Company has established a Financial Risk Management Policy Framework that provides guidelines for entering into contractual arrangements (derivatives) to manage the Company's commodity price, foreign currency rate and interest rate risks. The Conoco Risk Management Committee has ongoing responsibility for the content of this policy and has principal oversight responsibility to ensure the Company is in compliance with the policy and that procedures and controls are in place for the use of commodity, foreign currency and interest rate instruments. These procedures clearly establish derivative control and valuation processes, routine monitoring and reporting requirements, and counterparty credit approval procedures. Additionally, the Company's internal audit group conducts reviews of these risk management activities to assess the adequacy of internal controls. The audit results are reviewed by the Conoco Risk Management Committee and by management.

     The counterparties to these contractual arrangements are limited to major financial institutions and other established companies in the petroleum industry. Although the Company is exposed to credit loss in the event of nonperformance by these counterparties, this exposure is managed through credit approvals, limits and monitoring procedures and limits to the period over which unpaid balances are allowed to accumulate. The Company has not experienced nonperformance by counterparties to these contracts, and no material loss would be expected from any such nonperformance.

COMMODITY PRICE RISK

     The Company enters into energy-related futures, forwards, swaps and options in various markets to balance its physical systems, to meet customer needs and to manage its price exposure on anticipated crude oil, natural gas, refined product and electric power transactions.

     These instruments provide a natural extension of the underlying cash market and are used to physically acquire a portion of supply requirements as well as to manage pricing of near-term physical requirements. The commodity futures market has underlying principles of increased liquidity and longer trading periods than the cash market and is one method of managing price risk in the energy business.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     Conoco's policy is to generally be exposed to market pricing for commodity purchases and sales. From time to time, management may use derivatives to establish longer-term positions to hedge the price risk for the Company's equity crude oil and natural gas production as well as refinery margins.

     Under the Company's policy, hedging includes only those transactions that offset physical positions and reduce overall Company exposure to price risk. Trading is defined as any transaction that does not meet the definition of hedging. After-tax gain/loss from risk trading has not been material.

FOREIGN CURRENCY RISK

     Conoco has foreign currency exchange rate risk resulting from operations in over 40 countries around the world. The Company does not comprehensively hedge its exposure to currency rate changes, although it may choose to selectively hedge exposures to foreign currency rate risk. Examples include firm commitments for capital projects, certain local currency tax payments, and cash returns from net investments in foreign affiliates to be remitted within the coming year.

     At December 31, 1998, the Company had no open forward exchange contracts. At December 31, 1997, the Company had open forward exchange contracts designated as a hedge of firm foreign currency commitments. The notional amount of these contracts was $50 and the estimated fair value was $38.

INTEREST RATE RISK

     Prior to the Offerings, the Company had no significant interest rate risk to manage. Subsequent to the Offerings, however, the Company intends to manage any material risk arising from exposure to interest rates by using a combination of financial derivative instruments as part of a program to manage the fixed and floating interest rate mix of the total debt portfolio and related overall cost of borrowing.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying values of most financial instruments are based on historical costs. The carrying values of marketable securities, receivables, payables and short-term obligations approximate their fair value because of their short maturity. Long-term receivables from and long-term borrowings due to related parties approximate fair value because associated interest rates are market based. At December 31, 1998, however, long-term borrowings due related parties included $4,589 at a fixed rate with fair value estimated at $4,624. Excluding amounts due related parties, the estimated fair value of other long-term borrowings outstanding at December 31, 1998 and 1997 of $93 and $106, respectively, was $96 and $108, respectively. These estimates were based on quoted market prices for the same or similar issues, or the current rates offered to the Company for issues with the same remaining maturities.

SUMMARY OF OUTSTANDING DERIVATIVE FINANCIAL INSTRUMENTS

     Set forth below is a summary of the fair values, carrying amounts and notional values of outstanding commodity financial instruments at December 31, 1998 and 1997.

     Notional amounts represent the face amount of the contractual arrangements and are not a measure of market or credit exposure. The fair value of swaps and other over-the-counter instruments are estimated based on quoted market prices of comparable contracts and approximate the gain or (loss) that would have been

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

realized if the contracts had been closed out at the balance sheet date. Carrying amounts represent the receivable (payable) recorded in the Consolidated Balance Sheet.

                                                              FAIR    CARRYING   NOTIONAL
COMMODITY DERIVATIVES                                         VALUE    AMOUNT     VALUE
---------------------                                         -----   --------   --------
December 31, 1998:
  Hedging...................................................  $(10)     $(6)      $  422
  Trading...................................................     2       --          330
December 31, 1997:
  Hedging...................................................  $ 10      $12       $1,037
  Trading...................................................    (2)      (1)       1,089

     Estimated fair values for hedging instruments only represent the value of the hedge component of the transactions and, thus, are not indicative of the fair value of the Company's overall hedged position.

26. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company uses various leased facilities and equipment in its operations. Future minimum lease payments under noncancelable operating leases are $246, $226, $216, $199 and $194 for the years 1999, 2000, 2001, 2002 and 2003, respectively, and $580 for subsequent years, and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $69. Rental expense under operating leases was $198 in 1998, $132 in 1997 and $118 in 1996.

     The Company has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at December 31, 1998, the Company has obligations under international contracts to purchase, over periods up to 20 years, natural gas at prices that were in excess of year-end 1998 market prices. No material annual loss is expected from these long-term commitments.

     The Company is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty payments, severance tax payments and other payments, including claims based on posted prices, and claims for damages resulting from leaking underground storage tanks. As a result of the Separation Agreement with DuPont, the Company has assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The Company believes the ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of the Company.

     The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by the Company or other parties. The Company has accrued for certain environmental remediation activities consistent with the policy set forth in Note 2. The Company has assumed environment remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. At December 31, 1998 and 1997, such accrual amounted to $129 and $144, respectively, and, in management's opinion, was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the consolidated financial position of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     The Company has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. These indirect guarantees totaled $18 and $19 at December 31, 1998 and 1997, respectively. The Company, as of August 1, 1998, terminated a multiparty account banking agreement that provided for the indirect guarantee of bank account overdrafts of certain European DuPont subsidiaries. The Company now has a new multiparty banking agreement that provides for the indirect guarantee of bank account overdrafts for itself and its subsidiaries. Management believes the exposure under this agreement is not material. In addition, the Company or DuPont, on behalf of and indemnified by, the Company, had directly guaranteed obligations of certain affiliated companies and others. These guarantees totaled $1,353 and $1,131 at December 31, 1998 and 1997, respectively. The increase in 1998 is primarily related to additional financing associated with the construction of drillships and cogeneration facilities in South Texas. The balance at December 31, 1998, includes a drillship construction guarantee of $260 that was eliminated through successful completion in early 1999. No material loss is anticipated by reason of such agreements and guarantees.

     The Company's operations, particularly oil and gas exploration and production, can be affected by changing economic, regulatory and political environments in the various countries, including the United States, in which it operates. In certain locations, host governments have imposed restrictions, controls and taxes, and in others, political conditions have existed that may threaten the safety of employees and the Company's continued presence in those countries. Internal unrest or strained relations between a host government and the Company or other governments may affect the Company's operations. Those developments have, at times, significantly affected the Company's operations and related results and are carefully considered by management when evaluating the level of current and future activity in such countries.

     Areas in which the Company has significant operations include the United States, the United Kingdom, Norway, Germany, Venezuela, the United Arab Emirates, Indonesia, Russia, Canada, the Czech Republic, Malaysia and Nigeria.

27. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Conoco is involved in both the Upstream and Downstream operating segments of the petroleum business that comprise the structure used by senior management to make key operating decisions and assess performance. Activities of the Upstream operating segment include exploring for, and developing, producing and selling, crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. The Company has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. Corporate and Other includes general corporate expenses, financing costs and other nonoperating items, and results for electric power and related-party insurance operations. The Company sells its products worldwide; however, in 1998, about 57 percent and 39 percent of sales were made in the United States and Europe, respectively. Major products include crude oil, natural gas and refined products that are sold primarily in the energy and transportation markets. The Company's sales are not materially dependent on a single customer or small group of customers. Transfers between segments are on the basis of estimated market values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                     UPSTREAM                 DOWNSTREAM
                                              -----------------------   -----------------------   CORPORATE
                                              UNITED                    UNITED                       AND
SEGMENT INFORMATION                           STATES    INTERNATIONAL   STATES    INTERNATIONAL     OTHER     CONSOLIDATED
-------------------                           ------    -------------   -------   -------------   ---------   ------------
1998
Sales and Other Operating Revenues(2)
  Refined Products..........................  $   --       $   --       $ 6,082      $7,647        $   --       $13,729
  Crude Oil.................................      14          774         2,650         299            --         3,737
  Natural Gas...............................   2,416          723            --          --            --         3,139
  Other.....................................     770          104           217         351           749         2,191
                                              ------       ------       -------      ------        ------       -------
        Total...............................   3,200        1,601         8,949       8,297           749        22,796
Transfers Between Segments..................     308          378            89         181            --            --
                                              ------       ------       -------      ------        ------       -------
        Total Operating Revenues............  $3,508       $1,979       $ 9,038      $8,478        $  749       $22,796
                                              ======       ======       =======      ======        ======       =======
Operating Profit............................  $  223       $  482       $   149      $  256        $ (379)      $   731
Equity in Earnings of Affiliates............       1          (14)           56         (20)           (1)           22
Corporate Nonoperating Items:
  Interest and Debt Expense.................                                                         (199)         (199)
  Interest Income (net of misc. interest
    expense)................................                                                           89            89
  Other.....................................                                                           51            51
Provision for Income Taxes..................      (5)        (185)          (70)        (80)           96          (244)
                                              ------       ------       -------      ------        ------       -------
Net Income (Loss)(1)........................  $  219       $  283       $   135      $  156        $ (343)      $   450
                                              ======       ======       =======      ======        ======       =======
Capital Employed at December 31:
  Excluding Investment in Affiliates........  $2,349       $2,849       $ 1,245      $  989        $  384       $ 7,816
  Investment in Affiliates..................     191          371           248         531            22         1,363
                                              ------       ------       -------      ------        ------       -------
        Total(3)............................  $2,540       $3,220       $ 1,493      $1,520        $  406       $ 9,179
                                              ======       ======       =======      ======        ======       =======
Depreciation, Depletion and Amortization....  $  383       $  457       $   139      $  133        $    1       $ 1,113
Dry Hole Costs and Impairment of Unproved
  Properties................................  $   59       $  104                                               $   163
Other Significant Non-Cash Items
  Stock Option Provision....................                                                       $  236       $   236
  Inventory Write-down to Market............  $    6                    $    63      $   28                     $    97
Capital Expenditures and Investments(4).....  $  788       $1,177       $   201      $  332        $   18       $ 2,516

1997
Sales and Other Operating Revenues(2)
  Refined Products..........................  $   --       $   --       $ 7,664      $8,165        $   --       $15,829
  Crude Oil.................................      24        1,191         3,483         181            --         4,879
  Natural Gas...............................   2,415          556            --          --            --         2,971
  Other.....................................     909          159           247         293           509         2,117
                                              ------       ------       -------      ------        ------       -------
        Total...............................   3,348        1,906        11,394       8,639           509        25,796
Transfers Between Segments..................     599          622           115         191            --            --
                                              ------       ------       -------      ------        ------       -------
        Total Operating Revenues............  $3,947       $2,528       $11,509      $8,830        $  509       $25,796
                                              ======       ======       =======      ======        ======       =======
Operating Profit............................  $  489       $1,174       $   287      $  185        $ (132)      $ 2,003
Equity in Earnings of Affiliates............      18           (7)           30          (1)                         40
Corporate Nonoperating Items:
  Interest and Debt Expense.................                                                          (36)          (36)
  Interest Income (net of misc. interest
    expense)................................                                                           77            77
  Other.....................................                                                           23            23
Provision for Income Taxes..................     (62)        (728)         (101)        (93)          (26)       (1,010)
                                              ------       ------       -------      ------        ------       -------
Net Income (Loss)(1)........................  $  445       $  439       $   216      $   91        $  (94)      $ 1,097
                                              ======       ======       =======      ======        ======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                     UPSTREAM                 DOWNSTREAM
                                              -----------------------   -----------------------   CORPORATE
                                              UNITED                    UNITED                       AND
SEGMENT INFORMATION (CONT'D)                  STATES    INTERNATIONAL   STATES    INTERNATIONAL     OTHER     CONSOLIDATED
----------------------------                  ------    -------------   -------   -------------   ---------   ------------
Capital Employed at December 31:
  Excluding Investment in Affiliates........  $2,390       $2,299       $ 1,421      $1,130        $  903       $ 8,143
  Investment in Affiliates..................     155          256           226         425            23         1,085
                                              ------       ------       -------      ------        ------       -------
        Total(3)............................  $2,545       $2,555       $ 1,647      $1,555        $  926       $ 9,228
                                              ======       ======       =======      ======        ======       =======
Depreciation, Depletion and Amortization....  $  268       $  578       $   145      $  188                     $ 1,179
Dry Hole Costs and Impairment of Unproved
  Properties................................  $   63       $  106                                               $   169
Capital Expenditures and Investments(4).....  $1,534       $  999       $   227      $  331        $   23       $ 3,114
1996
Sales and Other Operating Revenues(2)
  Refined Products..........................  $   --       $   --       $ 7,355      $8,598        $   --       $15,953
  Crude Oil.................................      29        1,359         2,897           1            --         4,286
  Natural Gas...............................   1,907          471            --          --            --         2,378
  Other.....................................     847          113           293         281            79         1,613
                                              ------       ------       -------      ------        ------       -------
        Total...............................   2,783        1,943        10,545       8,880            79        24,230
Transfers Between Segments..................     587          572           125         151            --            --
                                              ------       ------       -------      ------        ------       -------
        Total Operating Revenues............  $3,370       $2,515       $10,670      $9,031        $   79       $24,230
                                              ======       ======       =======      ======        ======       =======
Operating Profit............................  $  328       $1,231       $   244      $  202        $ (118)      $ 1,887
Equity in Earnings of Affiliates............      11          (41)            8          (3)                        (25)
Corporate Nonoperating Items:
  Interest and Debt Expense.................                                                          (74)          (74)
  Interest Income (net of misc. interest
    expense)................................                                                          124           124
  Other.....................................                                                          (11)          (11)
Provision for Income Taxes..................     (25)        (823)          (80)        (82)          (28)       (1,038)
                                              ------       ------       -------      ------        ------       -------
Net Income (Loss)(1)........................  $  314       $  367       $   172      $  117        $ (107)      $   863
                                              ======       ======       =======      ======        ======       =======
Capital Employed at December 31:
  Excluding Investment in Affiliates........  $1,371       $3,042       $ 1,538      $1,195        $  995       $ 8,141
  Investment in Affiliates..................     105          129           154         315            --           703
                                              ------       ------       -------      ------        ------       -------
        Total(3)............................  $1,476       $3,171       $ 1,692      $1,510        $  995       $ 8,844
                                              ======       ======       =======      ======        ======       =======
Depreciation, Depletion and Amortization....  $  307       $  485       $   156      $  137                     $ 1,085
Dry Hole Costs and Impairment of Unproved
  Properties................................  $   65       $   72                                               $   137
Capital Expenditures and Investments(4).....  $  400       $  864       $   218      $  462                     $ 1,944
------------
(1) Includes After-Tax Benefits (Charges)
    from Special Items:
    1998
      Asset Sales...........................  $   41       $   54       $    --      $   12        $   --       $   107
      Property Impairments..................     (32)          (6)           --          --            --           (38)
      Inventory Write-downs.................      (4)          --           (40)        (19)           --           (63)
      Employee Separation Costs.............     (19)         (23)           (5)         (5)           --           (52)
      Environmental Litigation Charges......      --           --           (28)         --           (14)          (42)
      Stock Option Provision................      --           --            --          --          (183)         (183)
                                              ------       ------       -------      ------        ------       -------
            Total...........................  $  (14)      $   25       $   (73)     $  (12)       $ (197)      $  (271)
                                              ======       ======       =======      ======        ======       =======
    1997
      Asset Sales...........................  $   49       $  191       $    --      $   --        $   --       $   240
      Property Impairments..................      --         (112)           --         (55)           --          (167)
      Environmental Litigation Charges......      --           --           (23)         --            --           (23)
      Tax Rate Changes......................      --           19            --          11            --            30
                                              ------       ------       -------      ------        ------       -------
            Total...........................  $   49       $   98       $   (23)     $  (44)       $   --       $    80
                                              ======       ======       =======      ======        ======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                     UPSTREAM                 DOWNSTREAM
                                              -----------------------   -----------------------   CORPORATE
                                              UNITED                    UNITED                       AND
SEGMENT INFORMATION (CONT'D)                  STATES    INTERNATIONAL   STATES    INTERNATIONAL     OTHER     CONSOLIDATED
----------------------------                  ------    -------------   -------   -------------   ---------   ------------
    1996
      Asset Sales...........................  $   16       $   --       $    --      $   19        $   --       $    35
      Property Impairments..................      --          (63)           --          --            --           (63)
      Employee Separation Costs.............      (7)          (4)           (8)         (3)           --           (22)
      Environmental Litigation Insurance
        Recoveries..........................      --           --            44          --            --            44
                                              ------       ------       -------      ------        ------       -------
            Total...........................  $    9       $  (67)      $    36      $   16        $   --       $    (6)
                                              ======       ======       =======      ======        ======       =======

(2) Includes sales of purchased products substantially at cost:

                                                               1998     1997     1996
                                                              ------   ------   ------
Buy/sell supply transactions settled in cash:
  Crude oil.................................................  $2,728   $3,566   $2,820
  Refined products..........................................     438      683      729
Natural gas resales.........................................   1,109      773      560
Electric power resales......................................     729      487       58

(3) Capital Employed is equivalent to the sum of Stockholders' Equity/Owner's Net Investment and Borrowings (both short-term and long-term portions). Borrowings include amounts due related parties, net of associated Notes Receivable. Amounts identified for operating segments comprise those assets and liabilities not deemed to be of a general corporate nature, such as cash and cash equivalents, financing-oriented items and aviation investment.

(4) Includes investments in affiliates.

                                          UNITED    UNITED                         OTHER
GEOGRAPHIC INFORMATION                    STATES    KINGDOM   GERMANY   NORWAY   COUNTRIES   CONSOLIDATED
----------------------                    -------   -------   -------   ------   ---------   ------------
1998
Sales and Other Operating Revenues(1)...  $12,878   $4,305    $2,881    $  289    $2,443       $22,796
Long-Lived Assets at December 31(2).....  $ 5,122   $3,577    $  195    $1,547    $  972       $11,413
1997
Sales and Other Operating Revenues(1)...  $15,229   $4,480    $3,007    $  406    $2,674       $25,796
Long-Lived Assets at December 31(2).....  $ 4,956   $3,284    $  168    $1,559    $  861       $10,828
1996
Sales and Other Operating Revenues(1)...  $13,386   $4,241    $3,260    $  508    $2,835       $24,230
Long-Lived Assets at December 31(2).....  $ 4,086   $3,201    $  203    $1,757    $  835       $10,082

---------------

(1) Revenues are attributed to countries based on location of the selling entity.

(2) Represents Net Property, Plant and Equipment.

28. OTHER FINANCIAL INFORMATION

     Research and development expenses were $42, $44 and $41 for the years 1998, 1997 and 1996, respectively.

                          SUPPLEMENTAL PETROLEUM DATA
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

OIL AND GAS PRODUCING ACTIVITIES

     Supplemental Petroleum Data disclosures are presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures About Oil and Gas Producing Activities."

     Accordingly, volumes of reserves and production exclude royalty interests of others, and royalty payments are reflected as reductions in revenues.

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                           TOTAL WORLDWIDE            UNITED STATES               EUROPE                OTHER REGIONS
                       ------------------------   ---------------------   -----------------------   ---------------------
                        1998     1997     1996    1998    1997    1996    1998     1997     1996    1998    1997    1996
                       ------   ------   ------   -----   -----   -----   -----   ------   ------   -----   -----   -----
CONSOLIDATED
  COMPANIES
Revenues:
  Sales..............  $1,938   $2,603   $2,479   $ 643   $ 787   $ 621   $ 831   $1,181   $1,204   $ 464   $ 635   $ 654
  Transfers..........     646      849      927     272     272     363     374      577      566      --      --      (2)
Exploration(1).......    (380)    (457)    (404)   (128)   (134)   (151)   (108)    (131)    (159)   (144)   (192)    (94)
Production...........    (806)    (854)    (755)   (303)   (320)   (297)   (382)    (409)    (372)   (121)   (125)    (86)
DD&A.................    (799)    (827)    (770)   (345)   (246)   (282)   (372)    (419)    (440)    (82)   (162)(2) (48)
Other(3).............     148      321       69     104     106      48      48      215       (1)     (4)     --      22
Income taxes.........    (201)    (847)    (912)    (36)   (109)    (47)   (100)    (393)    (436)    (65)   (345)   (429)
                       ------   ------   ------   -----   -----   -----   -----   ------   ------   -----   -----   -----
  Results of
    operations.......     546      788      634     207     356     255     291      621      362      48    (189)     17
EQUITY AFFILIATES
Results of
  operations.........      (4)      30       32       4       7       7       5       29       25     (13)     (6)     --
                       ------   ------   ------   -----   -----   -----   -----   ------   ------   -----   -----   -----
        Total........  $  542   $  818   $  666   $ 211   $ 363   $ 262   $ 296   $  650   $  387   $  35   $(195)  $  17
                       ======   ======   ======   =====   =====   =====   =====   ======   ======   =====   =====   =====

---------------

(1) Includes exploration operating expenses, dry hole costs, impairment of unproved properties and depreciation.

(2) Includes charges of $112 for impairment of non-revenue producing properties.

(3) Includes gain/(loss) on disposal of fixed assets and other miscellaneous revenues and expenses.

                          SUPPLEMENTAL PETROLEUM DATA
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES(1)

                                        TOTAL WORLDWIDE            UNITED STATES             EUROPE             OTHER REGIONS
                                    ------------------------   ---------------------   -------------------   --------------------
                                     1998     1997     1996    1998    1997     1996   1998    1997   1996   1998    1997    1996
                                    ------   ------   ------   ----   ------    ----   ----    ----   ----   ----    ----    ----
CONSOLIDATED COMPANIES
Property acquisitions
 Proved(2)........................  $  254   $  152   $   21   $ 24   $  148    $ 14   $230(3) $ --   $ --   $ --    $  4    $  7
 Unproved.........................      93      831       42     55      723(4)   41     25      95     --     13      13       1
Exploration.......................     436      450      445    119      107     144    114     135    169    203     208     132
Development.......................   1,019      921      828    542      289     203    403     568    543     74      64      82
                                    ------   ------   ------   ----   ------    ----   ----    ----   ----   ----    ----    ----
       Total......................   1,802    2,354    1,336    740    1,267     402    772     798    712    290     289     222
EQUITY AFFILIATES
Total Equity Affiliates...........     564      263       19     30       12       5      2       2     14    532(5)  249(5)   --
                                    ------   ------   ------   ----   ------    ----   ----    ----   ----   ----    ----    ----
       Total......................  $2,366   $2,617   $1,355   $770   $1,279    $407   $774    $800   $726   $822    $538    $222
                                    ======   ======   ======   ====   ======    ====   ====    ====   ====   ====    ====    ====

---------------

(1) These data comprise all costs incurred in the activities shown, whether capitalized or charged to expense at the time they were incurred.

(2) Does not include properties acquired through property trades.

(3) Includes acquisition costs associated with petroleum reserves acquired in the North Sea.

(4) Includes acquisition costs associated with gas reserves acquired in the South Texas Lobo trend.

(5) Represents Conoco's equity share of the Petrozuata heavy oil venture in Venezuela.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                               TOTAL WORLDWIDE               UNITED STATES                  EUROPE
                         ---------------------------   -------------------------   -------------------------
                          1998      1997      1996      1998     1997      1996     1998      1997     1996
                         -------   -------   -------   ------   ------    ------   ------    ------   ------
CONSOLIDATED COMPANIES
Gross costs:
 Proved properties.....  $13,488   $12,420   $11,914   $5,013   $4,676    $4,255   $6,942(1) $6,276   $6,268
 Unproved properties...    1,159     1,491       913      634      774(2)    262      262       432      444
Less: Accumulated
 DD&A..................    7,469     7,201     6,886    2,983    2,907     2,816    3,182     3,008    2,954
                         -------   -------   -------   ------   ------    ------   ------    ------   ------
       Total net
        costs..........    7,178     6,710     5,941    2,664    2,543     1,701    4,022     3,700    3,758
EQUITY AFFILIATES
Net costs of equity
 affiliates............      976       441       199       66       45        37      132       147      162
                         -------   -------   -------   ------   ------    ------   ------    ------   ------
       Total...........  $ 8,154   $ 7,151   $ 6,140   $2,730   $2,588    $1,738   $4,154    $3,847   $3,920
                         =======   =======   =======   ======   ======    ======   ======    ======   ======

                               OTHER REGIONS
                         --------------------------
                          1998      1997      1996
                         ------    ------    ------
CONSOLIDATED COMPANIES
Gross costs:
 Proved properties.....  $1,533    $1,468    $1,391
 Unproved properties...     263       285       207
Less: Accumulated
 DD&A..................   1,304     1,286     1,116
                         ------    ------    ------
       Total net
        costs..........     492       467       482
EQUITY AFFILIATES
Net costs of equity
 affiliates............     778(3)    249(3)     --
                         ------    ------    ------
       Total...........  $1,270    $  716    $  482
                         ======    ======    ======

---------------

(1) Includes acquisition costs associated with petroleum reserves acquired in the North Sea.

(2) Includes acquisition costs associated with gas reserves acquired in the South Texas Lobo trend.

(3) Represents Conoco's equity share of the Petrozuata heavy oil venture in Venezuela.

                          SUPPLEMENTAL PETROLEUM DATA
                                  (UNAUDITED)
                            (IN MILLIONS OF BARRELS)

ESTIMATED PROVED RESERVES OF OIL(1)

                                  TOTAL WORLDWIDE        UNITED STATES            EUROPE           OTHER REGIONS
                                --------------------   ------------------   ------------------   ------------------
                                1998    1997    1996   1998   1997   1996   1998   1997   1996   1998   1997   1996
                                -----   -----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
PROVED RESERVES OF
  CONSOLIDATED COMPANIES
Beginning of year.............    893     926    933   277    299    294    421    413    408    195    214    231
Revisions and other changes...     42      54     55    14      3     11     20     43     36      8      8      8
Extensions and discoveries....     41      62     75    15     12     31      6     44     35     20      6      9
Improved recovery.............     14       3      4    --      3      4     11     --     --      3     --     --
Purchase of reserves(2).......      8       5     (1)   --      4     (1)     8      1     --     --     --     --
Sale of reserves(3)...........    (16)    (27)   (12)  (16)   (11)   (10)    --    (16)    --     --     --     (2)
Production....................   (119)   (130)  (128)  (29)   (33)   (30)   (56)   (64)   (66)   (34)   (33)   (32)
                                -----   -----   ----   ---    ---    ---    ---    ---    ---    ---    ---    ---
End of year(4)................    863     893    926   261    277    299    410    421    413    192    195    214
                                -----   -----   ----   ---    ---    ---    ---    ---    ---    ---    ---    ---
PROVED RESERVES OF EQUITY
  AFFILIATES
Beginning of year.............    731      47     44    --     --     --     51     47     44    680     --     --
Revisions and other changes...      5      10      8    --     --     --      5     10      8     --     --     --
Extensions and discoveries....     --     680     --    --     --     --     --     --     --     --    680(5)  --
Production....................     (8)     (6)    (5)   --     --     --     (6)    (6)    (5)    (2)    --     --
                                -----   -----   ----   ---    ---    ---    ---    ---    ---    ---    ---    ---
End of year...................    728     731     47    --     --     --     50     51     47    678    680     --
                                -----   -----   ----   ---    ---    ---    ---    ---    ---    ---    ---    ---
        Total.................  1,591   1,624    973   261    277    299    460    472    460    870    875    214
                                =====   =====   ====   ===    ===    ===    ===    ===    ===    ===    ===    ===
PROVED DEVELOPED RESERVES OF
  CONSOLIDATED COMPANIES
Beginning of year.............    600     630    684   242    258    265    174    185    217    184    187    202
End of year...................    622     600    630   222    242    258    228    174    185    172    184    187
PROVED DEVELOPED RESERVES OF
  EQUITY AFFILIATES
Beginning of year.............     43      39     32    --     --     --     43     39     32     --     --     --
End of year...................     92      43     39    --     --     --     42     43     39     50     --     --

---------------

(1) Oil reserves comprise crude oil and condensate and natural gas liquids expected to be removed for the Company's account from its natural gas deliveries.

(2) Includes reserves acquired through property trades.

(3) Includes reserves disposed of through property trades.

(4) Includes reserves of 123, 87 and 89 at year-end 1998, 1997 and 1996, respectively, attributable to Conoco Oil & Gas Associates L.P. in which there is a minority interest with an approximate 20 percent average revenue share (see Note 19).

(5) Represents Conoco's equity share of the Petrozuata heavy oil venture in Venezuela.

                          SUPPLEMENTAL PETROLEUM DATA
                                  (UNAUDITED)
                            (IN BILLION CUBIC FEET)

ESTIMATED PROVED RESERVES OF GAS

                                 TOTAL WORLDWIDE          UNITED STATES               EUROPE               OTHER REGIONS
                              ---------------------   ----------------------   ---------------------   ---------------------
                              1998    1997    1996    1998     1997    1996    1998    1997    1996    1998    1997    1996
                              ----    ----    ----    ----     ----    ----    ----    ----    ----    ----    ----    ----
PROVED RESERVES OF
  CONSOLIDATED COMPANIES
Beginning of year...........  5,491   5,063   4,709   2,235    1,822   1,891   3,060   3,068   2,649    196     173     169
Revisions and other
  changes...................     25     134      41      18       --      79     (20)     97     (39)    27      37       1
Extensions and
  discoveries...............    961     518     780     624      453     176     111      59     574    226       6      30
Improved recovery...........     --       1      --      --        1      --      --      --      --     --      --      --
Purchase of reserves(1).....    116     270      41       4      264(2)    3     112      --      36     --       6       2
Sale of reserves(3).........   (281)    (62)    (71)   (243)     (46)    (57)    (38)     (7)     --     --      (9)    (14)
Production..................   (510)   (433)   (437)   (319)    (259)   (270)   (172)   (157)   (152)   (19)    (17)    (15)
                              -----   -----   -----   -----    -----   -----   -----   -----   -----    ---     ---     ---
End of year(4)..............  5,802   5,491   5,063   2,319    2,235   1,822   3,053   3,060   3,068    430     196     173
                              -----   -----   -----   -----    -----   -----   -----   -----   -----    ---     ---     ---
PROVED RESERVES OF EQUITY
  AFFILIATES
Beginning of year...........    370     333     339     370      333     339      --      --      --     --      --      --
Revisions and other
  changes...................    (12)     (6)     --     (12)      (6)     --      --      --      --     --      --      --
Extensions and
  discoveries...............      1      49      --       1       49      --      --      --      --     --      --      --
Purchase of reserves........     27      --      --      27       --      --      --      --      --     --      --      --
Production..................     (5)     (6)     (6)     (5)      (6)     (6)     --      --      --     --      --      --
                              -----   -----   -----   -----    -----   -----   -----   -----   -----    ---     ---     ---
End of Year.................    381     370     333     381      370     333      --      --      --     --      --      --
                              -----   -----   -----   -----    -----   -----   -----   -----   -----    ---     ---     ---
        Total...............  6,183   5,861   5,396   2,700    2,605   2,155   3,053   3,060   3,068    430     196     173
                              =====   =====   =====   =====    =====   =====   =====   =====   =====    ===     ===     ===
PROVED DEVELOPED RESERVES OF
  CONSOLIDATED COMPANIES
Beginning of year...........  3,061   2,843   2,933   1,801    1,672   1,733   1,091   1,041   1,071    169     130     129
End of year.................  3,991   3,061   2,843   1,828    1,801   1,672   1,954   1,091   1,041    209     169     130
PROVED DEVELOPED RESERVES OF
  EQUITY AFFILIATES
Beginning of year...........     40      36      40      40       36      40      --      --      --     --      --      --
End of year.................     66      40      36      66       40      36      --      --      --     --      --      --

---------------

(1) Includes reserves acquired through property trades.

(2) Includes reserves acquired in the South Texas Lobo trend.

(3) Includes reserves disposed of through property trades.

(4) Includes reserves of 121, 115 and 104 at year-end 1998, 1997 and 1996, respectively, attributable to Conoco Oil & Gas Associates L.P. in which there is a minority interest with an approximate 20 percent average revenue share (see Note 19).

                          SUPPLEMENTAL PETROLEUM DATA
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The information on the following page has been prepared in accordance with SFAS No. 69, which requires the standardized measure of discounted future net cash flows to be based on year-end sales prices, costs and statutory income tax rates and a 10 percent annual discount rate. Specifically, the per-barrel oil sales prices used to calculate the December 31, 1998, data averaged $9.40 for the United States, $10.69 for Europe and $10.67 for Other Regions, and the gas prices per thousand cubic feet averaged approximately $1.70 for the United States, $2.29 for Europe and $1.90 for Other Regions. Because prices used in the calculation are as of December 31, the standardized measure could vary significantly from year to year based on market conditions at that specific date.

     The projections should not be viewed as realistic estimates of future cash flows nor should the "standardized measure" be interpreted as representing current value to the Company. Material revisions to estimates of proved reserves may occur in the future, development and production of the reserves may not occur in the periods assumed, actual prices realized are expected to vary significantly from those used and actual costs may also vary. The Company's investment and operating decisions are not based on the information presented on the following page, but on a wide range of reserve estimates that includes probable as well as proved reserves, and on different price and cost assumptions from those reflected in this information.

                          SUPPLEMENTAL PETROLEUM DATA
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                               TOTAL WORLDWIDE                 UNITED STATES                    EUROPE
                         ----------------------------   ---------------------------   ---------------------------
                          1998      1997       1996      1998      1997      1996      1998      1997      1996
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
CONSOLIDATED COMPANIES
Future cash flows:
  Revenues.............  $20,340   $26,666   $ 34,366   $ 6,148   $ 8,355   $10,044   $11,376   $15,119   $19,364
  Production costs.....   (8,271)   (9,251)   (10,406)   (2,665)   (2,997)   (3,085)   (4,742)   (5,387)   (6,378)
  Development costs....   (1,548)   (1,586)    (1,669)     (370)     (446)     (283)     (823)   (1,094)   (1,294)
  Income tax expense...   (3,904)   (6,822)   (10,364)     (546)   (1,175)   (2,041)   (2,239)   (3,921)   (5,179)
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
Future net cash
  flows................    6,617     9,007     11,927     2,567     3,737     4,635     3,572     4,717     6,513
Discounted to present
  value at a 10% annual
  rate.................   (2,414)   (3,384)    (4,638)   (1,055)   (1,552)   (2,088)   (1,151)   (1,679)   (2,317)
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
        Total(1).......    4,203     5,623      7,289     1,512     2,185     2,547     2,421     3,038     4,196
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
EQUITY AFFILIATES
Future cash flows:
  Revenues.............    5,327     8,520      1,971     1,001       893       968       427       651     1,003
  Production costs.....   (2,228)   (2,640)      (597)     (346)     (267)     (242)     (266)     (315)     (355)
  Development costs....   (1,086)   (1,300)      (180)     (191)     (174)     (157)      (28)      (30)      (23)
  Income tax expense...     (425)   (1,090)      (496)     (166)     (161)     (193)      (63)     (170)     (303)
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
Future net cash
  flows................    1,588     3,490        698       298       291       376        70       136       322
Discounted to present
  value at a 10% annual
  rate.................   (1,327)   (2,886)      (398)     (220)     (226)     (277)       (9)      (44)     (121)
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
        Total..........      261       604        300        78        65        99        61        92       201
                         -------   -------   --------   -------   -------   -------   -------   -------   -------
        Total..........  $ 4,464   $ 6,227   $  7,589   $ 1,590   $ 2,250   $ 2,646   $ 2,482   $ 3,130   $ 4,397
                         =======   =======   ========   =======   =======   =======   =======   =======   =======

                                OTHER REGIONS
                         ---------------------------
                          1998      1997      1996
                         -------   -------   -------
CONSOLIDATED COMPANIES
Future cash flows:
  Revenues.............  $ 2,816   $ 3,192   $ 4,958
  Production costs.....     (864)     (867)     (943)
  Development costs....     (355)      (46)      (92)
  Income tax expense...   (1,119)   (1,726)   (3,144)
                         -------   -------   -------
Future net cash
  flows................      478       553       779
Discounted to present
  value at a 10% annual
  rate.................     (208)     (153)     (233)
                         -------   -------   -------
        Total(1).......      270       400       546
                         -------   -------   -------
EQUITY AFFILIATES
Future cash flows:
  Revenues.............    3,899     6,976        --
  Production costs.....   (1,616)   (2,058)       --
  Development costs....     (867)   (1,096)       --
  Income tax expense...     (196)     (759)       --
                         -------   -------   -------
Future net cash
  flows................    1,220     3,063        --
Discounted to present
  value at a 10% annual
  rate.................   (1,098)   (2,616)       --
                         -------   -------   -------
        Total..........      122       447        --
                         -------   -------   -------
        Total..........  $   392   $   847   $   546
                         =======   =======   =======

---------------

(1) Includes $263, $372 and $686 at year-end 1998, 1997 and 1996, respectively, attributable to Conoco Oil & Gas Associates L.P. in which there is a minority interest with an approximate 20 percent average revenue share (see
    Note 19).

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO
PROVED OIL AND GAS RESERVES

                                                                 CONSOLIDATED COMPANIES             EQUITY AFFILIATES
                                                              -----------------------------    ---------------------------
                                                               1998       1997       1996       1998       1997      1996
                                                              -------    -------    -------    -------    -------    -----
Balance at January 1........................................  $ 5,623    $ 7,289    $ 5,158    $   604    $   300    $ 151
Sales and transfers of oil and gas produced, net of
  production costs..........................................   (1,778)    (2,583)    (2,647)        (2)       (56)     (73)
Development costs incurred during the period................    1,019        921        828        555        218       20
Net changes in prices and in development and production
  costs.....................................................   (3,948)    (4,974)     2,525     (1,155)    (1,242)     119
Extensions, discoveries and improved recovery, less related
  costs.....................................................      838        818      1,630          1      1,181        4
Revisions of previous quantity estimates....................      189        439        553          2         37       83
Purchases (sales) of reserves in place -- net...............      (92)        36        (54)        18         --       --
Accretion of discount.......................................      916      1,312        931         84         55       25
Net change in income taxes..................................    1,541      2,285     (1,676)       128         16     (152)
Other.......................................................     (105)        80         41         26         95      123
                                                              -------    -------    -------    -------    -------    -----
Balance at December 31......................................  $ 4,203    $ 5,623    $ 7,289    $   261    $   604    $ 300
                                                              =======    =======    =======    =======    =======    =====

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                    QUARTER ENDED
                                                  -------------------------------------------------
                                                  MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  --------    -------    ------------   -----------
1998
Sales and Other Operating Revenues(1)...........   $5,736     $5,612        $5,916        $5,532
Cost of Goods Sold and Other Expenses(2)........    5,327      5,374         5,620         5,954
Interest and Debt Expense.......................        1         --           107            91
Net Income (Loss)...............................      316(5)     214(6)        183          (263)(7)
Earnings Per Share
  Basic(3)......................................   $  .50     $  .34        $  .29        $ (.42)
  Diluted(3)....................................   $  .50     $  .34        $  .29        $ (.42)
Market Price of Common Stock(4)
  High..........................................                                          $25 3/4
  Low...........................................                                          $19 3/8
1997
Sales and Other Operating Revenues(1)...........   $6,560     $5,915        $6,671        $6,650
Cost of Goods Sold and Other Expenses(2)........    5,898      5,501         6,269         6,452
Interest and Debt Expense.......................       15          9             7             5
Net Income......................................      341        246(8)        289(9)        221(10)
Earnings Per Share
  Basic(3)......................................   $  .54     $  .39        $  .46        $  .35
  Diluted(3)....................................   $  .54     $  .39        $  .45        $  .35

---------------

 (1) Excludes other income of $98, $40, $113 and $121 in each of the quarters in 1998 and $55, $70, $28 and $314 in each of the quarters in 1997.

 (2) Excludes provision for income taxes.

 (3) Earnings per share for the year may not equal the sum of the quarterly earnings per share due to changes in average shares outstanding.

 (4) The Company's Class A Common Stock is listed on the New York Stock Exchange (trading symbol: COC) and commenced trading on October 22, 1998. Prices are as reported in the New York Stock Exchange, Inc. Composite Transactions Tape.

 (5) Includes gain of $23 ($.04 per share-diluted) from sale of certain Upstream properties.

 (6) Includes net benefit of $3 ($.01 per share-diluted) reflecting: tax benefit of $31 from sale of an international Upstream subsidiary and a $28 charge for U.S. Downstream environmental litigation.

 (7) Includes net charge of $297 ($.47 per share-diluted) reflecting: charges of $183 for non-cash stock option compensation expense related to the Offerings, $63 for write-down of inventories to market, $52 principally for employee separation costs, $38 for impairment of long-lived Upstream properties, and $14 for environmental litigation charges, gains of $41 from the sale of U.S. producing properties and $12 from sale of an office building.

 (8) Includes gain of $24 ($.04 per share-diluted) from sale of U.S. producing properties.

 (9) Includes net benefit of $37 ($.05 per share-diluted) reflecting: gain of $30 from sale of North Sea properties, benefit of $30 from foreign tax rate changes, and charge of $23 for environmental litigation charges.

(10) Includes a net benefit of $19 ($.03 per share-diluted) reflecting: a gain of $186 from the sale of North Sea and U.S. Upstream properties, a charge of $112 for impairment of non-revenue producing properties, and a charge of $55 for write-down of an office building held for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Information with respect to the following items is incorporated by reference to the Company's 1999 Annual Meeting Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 12, 1999. However, the information regarding executive officers is contained in Part I of this report pursuant to General Instruction G of this form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth under the captions "Proposal I -- Election of Directors" and "Stock Ownership of Directors and Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in Conoco's definitive proxy statement (the "1999 Proxy Statement") for its annual meeting of stockholders to be held on May 12, 1999, which sections are incorporated herein by reference.

     Pursuant to General Instruction G to Form 10-K, the information required by this item with respect to executive officers of Conoco is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the sections entitled "Proposal I -- Election of Directors -- Board Compensation" and "Compensation of Executive Officers" in the 1999 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the sections entitled "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" in the 1999 Proxy Statement, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in the section entitled "Additional Information -- Arrangements between Conoco and DuPont" in the 1999 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Financial Statements (See Part II, Item 8 of this report regarding financial statements).

          2. Financial Statement Schedules -- none required.

     The following should be read in conjunction with the previously referenced Financial Statements:

          Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the financial statements or notes.

          Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the Company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 1998.

          Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

3. EXHIBITS

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
          3.1             -- Second Amended and Restated Certificate of Incorporation
                             of Conoco Inc.***
          3.2             -- By-Laws of Conoco Inc. as amended October 29, 1998***
          4.1             -- Specimen Certificate for shares of Class A Common Stock of the Registrant**
          4.2             -- Specimen Certificate for shares of Class B Common Stock of the Registrant**
          4.3             -- Preferred Share Purchase Rights Agreement**
          4.4             -- Promissory Note and Guaranty to DuPont Energy Company**
          4.5             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (Norway)**
          4.6             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (United Kingdom and Poland)**
          4.7             -- Promissory Note to DuPont Energy Company**
          4.8             -- Revolving Credit Agreement**
         10.1             -- Restructuring, Transfer and Separation Agreement between
                             DuPont and Conoco**
         10.2             -- Tax Sharing Agreement between DuPont and Conoco**
         10.3             -- Employee Matters Agreement between DuPont and Conoco**
         10.4             -- Information Systems and Telecommunications Carrier
                             Transitional Services and Facilities Lease Agreement
                             between DuPont and Conoco**
         10.5             -- Transitional Services Agreement between DuPont and the
                             Company**
         10.6             -- Registration Rights Agreement between DuPont and Conoco**
         10.7             -- Natural Gas Supply Agreement between DuPont and Conoco**
         10.8#            -- Severance Agreement, dated May 10, 1998, between Conoco and Archie W. Dunham**
         10.9#            -- 1998 Stock and Performance Incentive Plan**
         10.10#           -- 1998 Key Employee Stock Performance Plan**
         10.11            -- Humber DME Agreement**
         10.12#           -- Deferred Compensation Plan for Nonemployee Directors**
         10.13#           -- Conoco Inc. Key Employee Severance Plan**
         10.14#           -- Conoco Inc. Key Employee Temporary Severance Plan**
         10.15#           -- Conoco Salary Deferral & Savings Restoration Plan**
         10.16#           -- Directors' Charitable Gift Plan**
         10.17            -- Motor Carrier Contract between Sentinel and Conoco**
         10.18            -- Mont Belvieu Agreements**
         11               -- Statement re Computation of Per Share Earnings*
         21.1             -- List of Principal Subsidiaries of the Registrant*

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
         23.1             -- Consent of PricewaterhouseCoopers LLP*
         24               -- Power of Attorney*
         27               -- Financial Data Schedule*
         99               -- Consent of Solomon Associates*

---------------

  # Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  * Filed herein.

 ** Incorporated by reference to exhibit of the same number filed previously as part of Form S-1 or Amendments thereto.

*** Incorporated by reference to exhibit of the same number filed as part of Form 10-Q filed November 18, 1998.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 26th day of February 1999.

                                  CONOCO INC.


By: /s/ ROBERT W. GOLDMAN                                   By: /s/ W. DAVID WELCH
           ------------------------------------------       ---------------------------------------
           Robert W. Goldman                                              W. David Welch
           Senior Vice President, Finance, and                            Controller
           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 26th day of February, 1999, by the following persons on behalf of the registrant in the capacities indicated:

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                /s/ ARCHIE W. DUNHAM                        President, Chief Executive Officer and
-----------------------------------------------------       Director
                  Archie W. Dunham

                /s/ ROBERT W. GOLDMAN                       Senior Vice President, Finance, and Chief
-----------------------------------------------------       Financial Officer
                  Robert W. Goldman

                 /s/ W. DAVID WELCH                         Controller
-----------------------------------------------------
                   W. David Welch

              /s/ EDGAR S. WOOLARD, JR.                     Chairman of the Board and Director
-----------------------------------------------------
                Edgar S. Woolard, Jr.

                 /s/ RUTH R. HARKIN                         Director
-----------------------------------------------------
                   Ruth R. Harkin

               /s/ FRANK A. MCPHERSON                       Director
-----------------------------------------------------
                 Frank A. McPherson

                /s/ GARY M. PFEIFFER                        Director
-----------------------------------------------------
                  Gary M. Pfeiffer

                /s/ WILLIAM K. REILLY                       Director
-----------------------------------------------------
                  William K. Reilly

                /s/ WILLIAM R. RHODES                       Director
-----------------------------------------------------
                  William R. Rhodes

               /s/ FRANKLIN A. THOMAS                       Director
-----------------------------------------------------
                 Franklin A. Thomas

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
          3.1             -- Second Amended and Restated Certificate of Incorporation
                             of Conoco Inc.***
          3.2             -- By-Laws of Conoco Inc. as amended October 29, 1998***
          4.1             -- Specimen Certificate for shares of Class A Common Stock of the Registrant**
          4.2             -- Specimen Certificate for shares of Class B Common Stock of the Registrant**
          4.3             -- Preferred Share Purchase Rights Agreement**
          4.4             -- Promissory Note and Guaranty to DuPont Energy Company**
          4.5             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (Norway)**
          4.6             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (United Kingdom and Poland)**
          4.7             -- Promissory Note to DuPont Energy Company**
          4.8             -- Revolving Credit Agreement**
         10.1             -- Restructuring, Transfer and Separation Agreement between
                             DuPont and Conoco**
         10.2             -- Tax Sharing Agreement between DuPont and Conoco**
         10.3             -- Employee Matters Agreement between DuPont and Conoco**
         10.4             -- Information Systems and Telecommunications Carrier
                             Transitional Services and Facilities Lease Agreement
                             between DuPont and Conoco**
         10.5             -- Transitional Services Agreement between DuPont and the
                             Company**
         10.6             -- Registration Rights Agreement between DuPont and Conoco**
         10.7             -- Natural Gas Supply Agreement between DuPont and Conoco**
         10.8#            -- Severance Agreement, dated May 10, 1998, between Conoco and Archie W. Dunham**
         10.9#            -- 1998 Stock and Performance Incentive Plan**
         10.10#           -- 1998 Key Employee Stock Performance Plan**
         10.11            -- Humber DME Agreement**
         10.12#           -- Deferred Compensation Plan for Nonemployee Directors**
         10.13#           -- Conoco Inc. Key Employee Severance Plan**
         10.14#           -- Conoco Inc. Key Employee Temporary Severance Plan**
         10.15#           -- Conoco Salary Deferral & Savings Restoration Plan**
         10.16#           -- Directors' Charitable Gift Plan**
         10.17            -- Motor Carrier Contract between Sentinel and Conoco**
         10.18            -- Mont Belvieu Agreements**
         11               -- Statement re Computation of Per Share Earnings*
         21.1             -- List of Principal Subsidiaries of the Registrant*

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
         23.1             -- Consent of PricewaterhouseCoopers LLP*
         24               -- Power of Attorney*
         27               -- Financial Data Schedule*
         99               -- Consent of Solomon Associates*

---------------

  # Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  * Filed herein.

 ** Incorporated by reference to exhibit of the same number filed previously as part of Form S-1 or Amendments thereto.

*** Incorporated by reference to exhibit of the same number filed as part of Form 10-Q filed November 18, 1998.