Form 10-K405/A
period 1998-12-31
CONOCO INC /DE
filed 1999-03-12
CIK 1066806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                             ---------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Aggregate market value of voting stock (Class A Common Stock) held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers) as of March 5, 1999, was approximately $4,000 million based on the closing price on that date of $21 1/16 on the New York Stock Exchange, Inc. Composite Transactions tape. As of such date, 190,564,480 shares of Class A Common Stock, $0.01 par value, and 436,543,573 shares of Class B Common Stock, $0.01 par value, were outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Conoco Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to exclude Class A Common Stock from the weighted average shares outstanding for the calculation of earnings per share for periods prior to Conoco's initial public offerings as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The changes are reflected in Item 6 -- "Selected Financial Data" and Item 8 -- "Financial Statements and Supplementary Data." Footnote 8 to the Consolidated Financial Statements in Item 8 provides additional information on the earnings per share calculation.

     In addition, Conoco has updated certain information in Item 5 -- "Market for Registrant's Common Equity and Related Stockholder Matters" and restated this report in its entirety to reflect such amendments.

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

                               TABLE OF CONTENTS

                                     PART I

                                                                                PAGE
                                                                                ----
Items 1. and 2.  Business and Properties.....................................     1
Item 3.          Legal Proceedings...........................................    31
Item 4.          Submission of Matters to a Vote of Security Holders.........    32
                 Executive Officers of the Registrant........................    32

PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    33
Item 6.          Selected Financial Data.....................................    36
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    37
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................    56
Item 8.          Financial Statements and Supplementary Data.................    59
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   104

PART III

Item 10.         Directors and Executive Officers of the Registrant..........   104
Item 11.         Executive Compensation......................................   104
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   104
Item 13.         Certain Relationships and Related Transactions..............   104

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   104

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

     Conoco currently has 13 leases in production or under development in the deepwater Gulf of Mexico. Our most important current development project in the Gulf of Mexico is the Ursa field development. Ursa, operated by Shell, is one of the largest discoveries to date in the deepwater Gulf of Mexico. The Company holds a 16 percent interest in the field, along with Shell (45 percent), BP Amoco (23 percent) and Exxon (16 percent). The Ursa tension leg platform was installed in late 1998 in approximately 3,900 feet of water, with first production scheduled for early 1999. The Company projects that peak gross production from the Ursa field will reach 150,000 barrels per day of petroleum liquids and 400 million cubic feet of gas per day by 2001.

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

  West Natuna Gas Project

     In 1996, Conoco as operator of the South Natuna Sea Block B PSC, along with the other participants in Block B and the interest holders in the Block A and Kakap PSCs, formed the "West Natuna Group," with the aim of jointly marketing gas from the West Natuna Area to Singapore. In January 1999, Pertamina (the Indonesian state-owned oil and gas company), Sembgas (a company owned by Sembcorp Industries, Temasek and Tracetebel, which will act as buyers of the gas) and the West Natuna Group entered into a definitive set of agreements, providing for the sale and purchase of natural gas from specified fields in the PSCs operated by the West Natuna Group.

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

     Conoco uses the "Jet" brand name to market its retail products in its wholly owned operations in Austria, Czech Republic, Denmark, Finland, Germany, Hungary, Norway, Poland, Slovakia, Sweden and the United Kingdom. In Belgium and Luxembourg, it markets under the "SECA" brand. Stations throughout Europe also display the "Conoco" brand. In addition, various joint ventures in which the Company has an equity interest market products in Spain, Switzerland and Turkey under the "Jet," "OK Co-op" and "Tabas" or "Turkpetrol" brand names, respectively.

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

(1) As of March 12, 1999.

     Set forth below is information concerning the current executive officers.

     Archie W. Dunham has been President and Chief Executive Officer of the Company since 1996 and has been a director since July 1998. He joined the Company in 1966 and subsequently held a number of commercial and managerial positions within the Company and DuPont. He currently serves on both companies' boards of directors. Mr. Dunham is also a member of the boards of directors of Louisiana-Pacific Corporation and Phelps Dodge Corporation. Mr. Dunham is a former Executive Vice President, Exploration Production and Executive Vice President, Refining, Marketing, Supply and Transportation for the Company. He was also a Senior Vice President, Polymers and Senior Vice President, Chemicals and Pigments for DuPont. He is a director of the American Petroleum Institute, the U.S.-Russia Business Council and the Greater Houston Partnership. He is Chairman of the United States Energy Association, Vice-Chairman of the National Petroleum Council and a member of The Business Council. Mr. Dunham is also a member of the Board of Visitors and the Energy Center board of directors at the University of Oklahoma. He also serves on the board of trustees of the Memorial Hermann Healthcare System in Houston, the Houston Grand Opera, the Houston Symphony, the George Bush Presidential Library and the Smithsonian Institution.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET, STOCK AND DIVIDEND INFORMATION

     The Company's Class A Common Stock is listed on the New York Stock Exchange, Inc. (symbol: COC). The number of record holders of Class A Common Stock was 1,702 and Class B Common Stock was one at March 5, 1999.

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

     No dividends were declared in 1998 relating to the Class A Common Stock. The Company declared a first quarter cash dividend on January 27, 1999, of $.14 per share on each outstanding share of Class A Common Stock and Class B Common Stock, payable March 12, 1999, to shareholders of record as of February 12, 1999. This initial dividend was determined on a pro rata basis covering the period from October 27, 1998 to December 31, 1998, and is equivalent to $.19 per share for a full quarter.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31
                                                              -----------------------------------------------
                                                               1998      1997      1996      1995      1994
                                                              -------   -------   -------   -------   -------
                                                                      (IN MILLIONS, EXCEPT PER SHARE)
STATEMENT OF INCOME DATA:
Total Revenues(1)...........................................  $23,168   $26,263   $24,416   $20,518   $19,433
Cost of Goods Sold and Other Operating Expenses.............   13,840    16,226    14,560    11,146    10,640
Selling, General and Administrative Expenses(2).............      972       726       755       728       679
Exploration Expenses(3).....................................      380       457       404       331       357
Depreciation, Depletion and Amortization ("DD&A")...........    1,113     1,179     1,085     1,067     1,244
Taxes Other Than on Income(1)...............................    5,970     5,532     5,637     5,823     5,477
Interest and Debt Expense...................................      199        36        74        74        63
                                                              -------   -------   -------   -------   -------
Income Before Income Taxes..................................      694     2,107     1,901     1,349       973
Provision for Income Taxes..................................      244     1,010     1,038       774       551
                                                              -------   -------   -------   -------   -------
  Net Income(4).............................................  $   450   $ 1,097   $   863   $   575   $   422
                                                              =======   =======   =======   =======   =======
Segment After-Tax Operating Income:
Upstream:
  United States.............................................  $   219   $   445   $   314   $   258   $   248
  International.............................................      283       439       367       234       250
Downstream:
  United States.............................................      135       216       172       112       104
  International.............................................      156        91       117       121       137
Corporate and Other(4)......................................     (343)      (94)     (107)     (150)     (317)
                                                              -------   -------   -------   -------   -------
                                                              $   450   $ 1,097   $   863   $   575   $   422
                                                              =======   =======   =======   =======   =======
Earnings Per Share:(5)
  Basic.....................................................  $   .95   $  2.51   $  1.98   $  1.32   $   .97
  Diluted...................................................  $   .95   $  2.51   $  1.98   $  1.32   $   .97
Weighted Average Shares Outstanding:(5)
  Basic.....................................................      474       437       437       437       437
  Diluted...................................................      475       437       437       437       437
OTHER DATA:
Cash Provided by Operations.................................  $ 1,373   $ 2,876   $ 2,396   $ 1,924   $ 2,143
Capital Expenditures and Investments........................    2,516     3,114     1,944     1,837     1,665
Cash Exploration Expense....................................      217       286       262       204       200

---------------

(1) Includes petroleum excise taxes of $5,801, $5,349, $5,461, $5,655, and $5,291 for 1998, 1997, 1996, 1995, and 1994, respectively.
(2) Includes a non-cash stock option provision for 1998 of $236.
(3) Includes cash exploration overhead and operating expense, DD&A, dry hole costs and impairments of unproved properties.
(4) Includes after-tax exchange gains (losses) of $32, $21, $(7), $(40), and $(143) for 1998, 1997, 1996, 1995 and 1994, respectively.
(5) Conoco's capital structure was established at the time of the Offerings. Earnings per share for the periods prior to the Offerings was calculated using only Class B Common Stock, as required by SFAS 128. See Note 8 to the Consolidated Financial Statements in Item 8.

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

     Conoco has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. Activities of the Upstream operating segment include exploring for, and developing, producing and selling, crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. Corporate and Other includes general corporate expenses, financing costs and other non-operating items, and results for electric power and related-party insurance operations.

     Conoco considers portfolio optimization to be an ongoing business strategy and continuously seeks to rationalize its investment portfolio in order to maximize profitability. Over the past five years, Conoco has generated proceeds of approximately $2,126 million, averaging about $425 million a year, through the disposal of marginal and non-strategic producing properties, by upgrading and redirecting its exploration portfolio and by increasing its ownership in large scale properties. As a result, we have maintained production essentially constant on a BOE basis while undergoing this rationalization. Our policy is to report material gains and losses from individual asset sales as special items when reporting Consolidated Net Income.

     Conoco conducts its activities through wholly and majority owned subsidiaries and, increasingly, through equity affiliates. This trend of conducting business in the petroleum industry through equity affiliates is expected to increase in the future as the Company attempts to minimize either the capital or political risks associated with new large-scale, high-impact projects.

     Crude oil prices declined substantially in 1998, and we expect these depressed prices to continue in 1999. During 1998, West Texas Intermediate crude oil prices fell to 12-year lows as measured in absolute dollars (and 25-year lows as measured in inflation-adjusted dollars), and closed at $12.05 per barrel on December 31, 1998. These lower prices had a significant negative impact on the Company's financial results in 1998 and are expected to continue to negatively impact 1999 financial results. Conoco's profitability is determined in large part by the difference between the prices it receives for the crude oil, natural gas, natural gas liquids and refined products it produces and the costs of finding, developing, producing, refining and marketing these resources. Conoco has no control over many factors affecting prices for its products. Prices for crude oil, natural gas and refined products may fluctuate widely in response to changes in global and regional supply, political developments and the ability of the Organization of Petroleum Exporting Countries ("OPEC") and other producing nations to set and maintain production levels and prices. Prices for crude oil, natural gas and refined products are also affected by changes in demand for these products, which may result from global events, as well as supply and demand in industrial markets, such as the steel and aluminum markets. Reduced Asian demand, as a result of the recent economic downturn in Asia, has negatively affected worldwide crude oil and product prices. Even small decreases in crude oil and natural gas prices and refined product margins may adversely affect Conoco. Lower crude oil and natural gas prices may reduce the amount of oil and natural gas reserves Conoco can produce economically, and existing contracts that Conoco has entered into may become uneconomic.

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

LIQUIDITY AND CAPITAL RESOURCES

  CASH PROVIDED BY OPERATIONS

     Cash provided by operations in 1998 decreased $1,503 million to $1,373 million versus $2,876 million in 1997. Cash provided by operations before changes in operating assets and liabilities decreased $303 million compared to 1997, primarily due to lower net realized crude oil and natural gas prices, partially offset by higher natural gas volumes and improved international Downstream margins. Negative changes to net operating assets and liabilities of $1,200 million were due to higher tax payments attributable to 1997 asset sales and a decrease in accounts payable, offset by a decrease in accounts receivable due to lower crude oil prices.

     Cash provided by operations increased $480 million, or 20 percent, to $2,876 million during 1997 versus $2,396 million in 1996. Positive changes to net operating assets and liabilities of $446 million were principally due to the $303 million received from a contract for future sales of natural gas to Centrica, a United Kingdom gas marketing company.

INVESTMENT ACTIVITIES

  CAPITAL EXPENDITURES AND INVESTMENTS

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Upstream:
  United States.............................................  $  788   $1,534   $  400
  International.............................................   1,177      999      864
                                                              ------   ------   ------
          Total Upstream....................................  $1,965   $2,533   $1,264
Downstream:
  United States.............................................  $  201   $  227   $  218
  International.............................................     332      331      462
                                                              ------   ------   ------
          Total Downstream..................................  $  533   $  558   $  680
Corporate and Other.........................................      18       23       --
                                                              ------   ------   ------
          Total Capital Expenditures and Investments........  $2,516   $3,114   $1,944
                                                              ======   ======   ======

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States...............................................  $1,007   $1,761   $  618
International...............................................   1,509    1,353    1,326
                                                              ------   ------   ------
          Total.............................................  $2,516   $3,114   $1,944
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

  International

     In 1998, international capital investments were $1,177 million, an increase of $178 million, or 18 percent, compared to $999 million in 1997. The 1998 increase reflects expenditures to complete the multi-year development program in the Britannia gas field in the U.K. North Sea, with first production in August 1998. Other significant capital investments were made for exploratory drilling and development projects, such as the Petrozuata joint venture in Venezuela, which also began production in August 1998, the Visund field in the Norwegian North Sea and the Viking Phoenix project in the U.K. North Sea. Conoco increased its natural gas holdings in the U.K. sector of the North Sea through its acquisition of the British subsidiary of Canadian Occidental Petroleum Ltd., which held an interest in the South Valiant, Vulcan and Caister fields, as well as interests in the Murdoch and Esmond gas transportation systems.

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

     Downstream capital investments totaled $558 million in 1997, a decrease of $122 million, or 18 percent, versus $680 million in 1996, primarily reflecting completion of the acidic crude vacuum unit at the Company's Humber refinery in the U.K., as well as the acquisition of an equity interest in two refineries in the Czech Republic during 1996.

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

     Exploration Expenses in 1998 totaled $380 million, a decline of $77 million, or 17 percent, compared to $457 million in 1997. The decrease is primarily a result of a more focused exploration program. Also contributing to the decrease were lower amortization of non-producing leasehold properties in the United States and lower exploration overhead and operating expenses compared to 1997, which included seismic surveys conducted in the Gulf of Paria, located between Venezuela and Trinidad, and in the Merida Andes foothills in Venezuela.

     Depreciation, Depletion and Amortization for 1998 totaled $1,113 million, a decrease of $66 million, or six percent, compared to $1,179 million in 1997.

     Provision for Income Taxes for 1998 totaled $244 million, down 76 percent, compared to $1,010 million for 1997. This reflects an effective tax rate of approximately 35 percent in 1998 compared to 48 percent in 1997. The lower effective tax rate in 1998 is due to the increased impact of the U.S. alternative fuels tax credit, realization of a tax benefit on the sale of a subsidiary and a greater percentage of earnings in countries with lower effective tax rates.

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

     Exploration Expenses in 1997 totaled $457 million, an increase of $53 million, or 13 percent, compared to $404 million in 1996, due to higher international exploration overhead and operating costs primarily from seismic surveys conducted in the Gulf of Paria, located between Venezuela and Trinidad, and in the Merida Andes foothills in Venezuela, higher international dry hole costs and an adjustment of certain non-producing U.S. leasehold properties.

     Depreciation, Depletion and Amortization in 1997 totaled $1,179 million, an increase of $94 million, or nine percent, compared to $1,085 million in 1996 due to higher depreciation resulting from a write-down of an office building held for sale in the United Kingdom and an impairment of certain international non-revenue producing properties, partially offset by lower depreciation in U.S. Downstream operations.

     Provision for Income Taxes totaled $1,010 million in 1997, down three percent, compared to $1,038 million in 1996. The lower provision reflects an effective tax rate of approximately 48 percent in 1997 compared to 55 percent in 1996. The decrease in the effective tax rate was primarily due to a lower proportion of earnings from operations in countries with higher effective tax rates.

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

     U.S. Upstream Earnings Before Special Items totaled $233 million in 1998, down 41 percent from $396 million in 1997. Lower U.S. Upstream Earnings Before Special Items were due to lower crude oil and natural gas prices and lower crude oil volumes resulting from asset dispositions and crude oil production declines. These reductions more than offset benefits from increased natural gas production, gains on property sales and lower exploration expenses. Natural gas volumes were up 22 percent as increased production from the holdings in the South Texas Lobo trend, acquired in 1997, more than offset the decline in natural gas production elsewhere. U.S. production costs were $3.69 per BOE, down $0.54 per BOE, or 13 percent, compared to $4.23 per BOE in 1997, due to lower production taxes and higher gas volumes.

     Outside the United States, Upstream Earnings Before Special Items were $258 million, down 24 percent, from $341 million in the comparable period in 1997, primarily due to lower crude oil and natural gas prices, offset by higher natural gas volumes, lower exploration expenses and the favorable resolution of certain tax issues. International crude volumes, which comprise over 80 percent of Conoco's oil production, were down five percent to 265,000 barrels per day due to the sale of the Company's interest in the mature Ula and Gyda fields in Norway and natural production declines. However, earnings benefited from higher production in countries with relatively lower tax rates (primarily the United Kingdom and Nigeria). International gas volume was up nine percent. International production costs were $4.13 per BOE, down $0.06 per BOE, or one percent, compared to $4.19 per BOE in 1997, due to reduced costs from asset dispositions and other operating costs in 1998, partly offset by lower international crude oil production.

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

     Remediation activities vary substantially in duration and cost from site to site depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs. At December 31, 1998, the Company's balance sheet included an accrued liability of $129 million as compared to $144 million at year-end 1997. Approximately 89 percent of the Company's environmental reserve at December 31, 1998, was attributable to RCRA and similar remediation liabilities (excluding voluntary remediations) and 11 percent to CERCLA liabilities. During 1998, remediation accruals resulted in a $2 million charge, compared to credits of $41 million and $70 million in 1997 and 1996, respectively, which resulted from insurance recoveries. No significant additional recoveries are expected.

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

EUROPEAN MONETARY UNION

     Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

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

     The Company has recognized the introduction of the Euro as a significant event with potential implications for existing operations. Conoco currently operates in a number of countries which are participating in the EMU, including Austria, Belgium, Finland, Germany and Spain. The Company expects non-participating European Union countries, such as the United Kingdom, to eventually join the EMU.

     The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure the Company is prepared for the introduction of the Euro. The Company has undertaken a review of the Euro implementation and has concentrated on areas such as operations, finance, treasury, legal, information management, procurement and others, both in participating and non-participating European Union countries where the Company operates. Also, existing legacy accounting and business systems and other business assets have been reviewed for Euro compliance, including assessing any risks from third parties. Progress regarding Euro implementation is reported periodically to management.

     Because of the staggered introduction of the Euro regarding non-cash and cash transactions, the Company has developed its plans to address first its accounting and business systems and second, its business assets. The Company undertook steps to be Euro compliant within its accounting and business systems by the end of 1998 relative to the conversion rules when performing translations between EMU currencies. The Company has an implementation plan to convert its accounting and reporting systems from legacy currency to the Euro by January 1, 2002, for those operations that are in EMU countries. The plan also incorporates steps to ensure the corresponding business assets are fully compliant by that date, in preparation for being able to conduct business involving Euro notes and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems, which were previously planned to be upgraded. Remaining systems will be modified to achieve compliance. The Company does not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect the Company's liquidity or capital resources. The Company is preparing plans to address issues within the transitional period when both legacy and Euro currencies may be tendered.

     Because of the competitive business environment within the petroleum industry, the Company does not anticipate any long-term competitive implications or the need to materially change its mode of conducting business as a result of increased price transparency.

RESTRUCTURING

     In December 1998, Conoco announced that as a result of a comprehensive review of assets and long-term strategy the Company was making organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. The announced plans will be implemented in 1999 and result in a reduction of approximately 775 Upstream positions and 200 Downstream positions worldwide. About three quarters of the Upstream positions and about half of the Downstream positions affected will be in the United States. These reductions largely reflect the elimination of redundancies at all levels resulting from past and ongoing consolidation of assets into operations requiring less employee support, as well as better sharing of common services and functions across regions. Implementation of the plans is being expedited in response to low oil prices and operating margins that lingered through the end of 1998 and are expected to continue in 1999. Associated with these announcements, the Company recorded a charge of $82 million pretax ($52 million after-tax), nearly all of which represents termination payments and related employee benefits to be made to persons affected. Payments will be made under existing company severance policies, generally based on years of service up to a maximum varying by country. On an after-tax basis, the charge is reflected as $19 million and $23 million in Upstream United States and International results, respectively, and $5 million each in Downstream United States and International results. The accrual is reflected in fourth quarter Cost of Goods Sold and Other Operating Expenses. As of December 31, 1998, none of the persons had yet been terminated and no related payments had been made.

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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits," which revised disclosure requirements for pension and other postretirement benefits. It does not affect the measurement of the expense of the Company's pension and other postretirement benefits. The Company adopted this Statement for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt this Statement by the first quarter of 2000 and is currently assessing the effect of the new standard.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                               PAGE
                                                               ----
Report of Management........................................    60

Audited Consolidated Financial Statements

  Report of Independent Accountants.........................    61

  Consolidated Statement of Income -- Years Ended December
     31, 1998, 1997 and 1996................................    62

  Consolidated Balance Sheet -- at December 31, 1998 and
     1997...................................................    63

  Consolidated Statement of Stockholders' Equity/Owner's Net
     Investment and Accumulated Other Comprehensive
     Loss -- Years Ended December 31, 1998, 1997 and 1996...    64

  Consolidated Statement of Cash Flows -- Years Ended
     December 31, 1998, 1997 and 1996.......................    65

  Notes to Consolidated Financial Statements................    66

Unaudited Financial Information

  Supplemental Petroleum Data...............................    96

  Consolidated Quarterly Financial Data -- 1998 and 1997....   102

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

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 15, 1999

                                  CONOCO INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                              (IN MILLIONS, EXCEPT PER SHARE)
Revenues
  Sales and Other Operating Revenues*.......................  $22,796     $25,796     $24,230
  Other Income (Note 4).....................................      372         467         186
                                                              -------     -------     -------
          Total Revenues....................................   23,168      26,263      24,416
                                                              -------     -------     -------
Costs and Expenses
  Cost of Goods Sold and Other Operating Expenses...........   13,840      16,226      14,560
  Selling, General and Administrative Expenses..............      736         726         755
  Stock Option Provision (Note 22)..........................      236          --          --
  Exploration Expenses......................................      380         457         404
  Depreciation, Depletion and Amortization..................    1,113       1,179       1,085
  Taxes Other Than on Income* (Note 5)......................    5,970       5,532       5,637
  Interest and Debt Expense (Note 6)........................      199          36          74
                                                              -------     -------     -------
          Total Costs and Expenses..........................   22,474      24,156      22,515
                                                              -------     -------     -------
Income Before Income Taxes..................................      694       2,107       1,901
Provision for Income Taxes (Note 7).........................      244       1,010       1,038
                                                              -------     -------     -------
Net Income..................................................  $   450     $ 1,097     $   863
                                                              =======     =======     =======
Earnings Per Share (Note 8)
  Basic.....................................................  $   .95     $  2.51     $  1.98
  Diluted...................................................  $   .95     $  2.51     $  1.98
Weighted Average Shares Outstanding
  Class A**.................................................       37          --          --
  Class B...................................................      437         437         437
                                                              -------     -------     -------
     Total Basic............................................      474         437         437
  Stock Options**...........................................        1          --          --
                                                              -------     -------     -------
     Total Diluted..........................................      475         437         437
---------------
 * Includes petroleum excise taxes..........................  $ 5,801     $ 5,349     $ 5,461
** Earnings Per Share for the periods prior to the Offerings was calculated using only Class B
   Common Stock, as required by SFAS 128 (see Note 8).

          See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN MILLIONS)
Current Assets
  Cash and Cash Equivalents.................................  $   394    $ 1,147
  Marketable Securities.....................................       --          7
  Accounts and Notes Receivable (Note 9)....................    1,191      1,497
  Notes Receivable -- Related Parties (Note 3)..............       --        490
  Inventories (Note 10).....................................      807        830
  Prepaid Expenses..........................................      378        236
                                                              -------    -------
          Total Current Assets..............................    2,770      4,207
Property, Plant and Equipment (Note 11).....................   22,094     21,229
Less: Accumulated Depreciation, Depletion and
  Amortization..............................................  (10,681)   (10,401)
                                                              -------    -------
Net Property, Plant and Equipment...........................   11,413     10,828
                                                              -------    -------
Investment in Affiliates (Note 12)..........................    1,363      1,085
Long-Term Notes Receivable -- Related Parties (Note 3)......       --        450
Other Assets (Note 13)......................................      529        492
                                                              -------    -------
          Total.............................................  $16,075    $17,062
                                                              =======    =======

          LIABILITIES AND STOCKHOLDERS' EQUITY/OWNER'S NET INVESTMENT
Current Liabilities
  Accounts Payable (Note 14)................................  $ 1,312    $ 1,090
  Short-Term Borrowings -- Related Parties (Note 3).........       --        644
  Other Short-Term Borrowings and Capital Lease Obligations
     (Note 15)..............................................       52         72
  Income Taxes (Note 7).....................................      199        545
  Other Accrued Liabilities (Note 16).......................    1,162      1,289
                                                              -------    -------
          Total Current Liabilities.........................    2,725      3,640
Long-Term Borrowings -- Related Parties (Note 3)............    4,596      1,450
Other Long-Term Borrowings and Capital Lease Obligations
  (Note 17).................................................       93        106
Deferred Income Taxes (Note 7)..............................    1,714      1,739
Other Liabilities and Deferred Credits (Note 18)............    2,200      1,922
                                                              -------    -------
          Total Liabilities.................................   11,328      8,857
                                                              -------    -------
Commitments and Contingent Liabilities (Note 26)
Minority Interests (Note 19)................................      309        309
Owner's Net Investment......................................       --      8,087
Stockholders' Equity (Note 20)
  Preferred Stock, $.01 par value:
  250,000,000 shares authorized; none issued................       --         --
  Class A Common Stock, $.01 par value:
  3,000,000,000 shares authorized; 191,497,821 shares
     issued.................................................        2         --
  Class B Common Stock, $.01 par value:
  1,600,000,000 shares authorized; 436,543,573 shares issued
     and outstanding........................................        4         --
  Additional Paid-In Capital................................    4,955         --
  Accumulated Deficit.......................................     (244)        --
  Accumulated Other Comprehensive Loss (Note 21)............     (274)      (191)
  Treasury Stock, at cost (249,863 Class A shares)..........       (5)        --
                                                              -------    -------
          Total Stockholders' Equity........................    4,438       (191)
                                                              -------    -------
          Total Stockholders' Equity/Owner's Net
           Investment.......................................    4,438      7,896
                                                              -------    -------
          Total.............................................  $16,075    $17,062
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/OWNER'S NET
              INVESTMENT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
                               (NOTES 20 AND 21)

                                                                                                          ACCUMULATED
                                                              ADDITIONAL                                     OTHER
                                       OWNER'S NET   COMMON    PAID-IN     ACCUMULATED   COMPREHENSIVE   COMPREHENSIVE   TREASURY
                                       INVESTMENT    STOCK     CAPITAL       DEFICIT        INCOME           LOSS         STOCK
                                       -----------   ------   ----------   -----------   -------------   -------------   --------
                                                                             (IN MILLIONS)
Balance January 1, 1996..............    $ 6,762                                                             $  (8)
Comprehensive Income
  Net Income.........................        863                                            $  863
  Other Comprehensive Income (Loss):
    Foreign Currency Translation
      Adjustment.....................                                                          (39)
    Minimum Pension Liability
      Adjustment.....................                                                          (10)
                                                                                            ------
      Other Comprehensive Loss.......                                                          (49)            (49)
                                                                                            ------
        Comprehensive Income.........                                                       $  814
                                                                                            ======
Net Cash Contribution to Owner.......       (993)
Other Transfer from Owner............          4
                                         -------                                                             -----
Balance December 31, 1996............      6,636                                                               (57)
Comprehensive Income
  Net Income (Loss)..................      1,097                                            $1,097
  Other Comprehensive Income (Loss):
    Foreign Currency Translation
      Adjustment.....................                                                         (121)
    Minimum Pension Liability
      Adjustment.....................                                                          (13)
                                                                                            ------
      Other Comprehensive Loss.......                                                         (134)           (134)
                                                                                            ------
        Comprehensive Income.........                                                       $  963
                                                                                            ======
Net Cash Contribution from Owner.....        360
Other Transfers to Owner.............         (6)
                                         -------                                                             -----
Balance December 31, 1997............      8,087                                                              (191)
Comprehensive Income
  Net Income (Loss)..................        694                              $(244)        $  450
  Other Comprehensive Income (Loss):
    Foreign Currency Translation
      Adjustment.....................                                                          (25)
    Minimum Pension Liability
      Adjustment.....................                                                          (58)
                                                                                            ------
      Other Comprehensive Loss.......                                                          (83)            (83)
                                                                                            ------
        Comprehensive Income.........                                                       $  367
                                                                                            ======
Net Cash Contribution to Owner.......       (512)
Dividends to Owner (Note 3)..........     (8,200)
Other Transfers from Owner...........        433
Capitalization from Owner at
  Offerings..........................       (502)      $4       $  498
Initial Public Offerings.............                   2        4,226
Compensation Plans...................                               (5)
Treasury Stock Purchases.............                                                                                      $(5)
Stock Option Provision (Note 22).....                              236
                                         -------       --       ------        -----                          -----         ---
Balance December 31, 1998............    $    --       $6       $4,955        $(244)                         $(274)        $(5)
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
                                                              =======

          See accompanying Notes to Consolidated Financial Statements

                                  CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1. BASIS OF PRESENTATION

     Conoco Inc., including its consolidated subsidiaries, ("Conoco" or the "Company") is an integrated, global energy company that is involved in the Upstream and Downstream segments of the petroleum business. Activities of the Upstream operating segment include exploring for, and developing, producing and selling crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. The Company has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. Corporate and Other includes general corporate expenses, financing costs and other non-operating items, and results for electric power and related-party insurance operations.

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

  Stock Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Pro forma information regarding changes in net income and earnings per share data if the accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," had been applied is presented in Note 22.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement by the first quarter of 2000 and is currently assessing its effect on the Consolidated Financial Statements.

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

     Amounts charged and allocated to Conoco for these services were $121, $125 and $101 for the years 1998, 1997 and 1996, respectively, and are principally included in Selling, General and Administrative Expenses. Conoco provided DuPont services, such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $61, $62 and $66 in 1998, 1997 and 1996, respectively. These charges to DuPont were treated as reductions, as appropriate, of Cost of Goods Sold and Other Operating Expenses or Selling, General and Administrative Expenses.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

5. TAXES OTHER THAN ON INCOME

                                                              1998     1997     1996
                                                             ------   ------   ------
Petroleum excise taxes
  U.S......................................................  $1,286   $1,201   $1,145
  Non-U.S..................................................   4,515    4,148    4,316
                                                             ------   ------   ------
                                                              5,801    5,349    5,461
Payroll taxes..............................................      42       43       48
Property taxes.............................................      64       63       55
Production and other taxes.................................      63       77       73
                                                             ------   ------   ------
                                                             $5,970   $5,532   $5,637
                                                             ======   ======   ======

6. INTEREST AND DEBT EXPENSE

                                                              1998     1997     1996
                                                              ----     ----     ----
Interest and debt cost incurred
  Related parties (see Note 3)..............................  $264     $124     $143
  Other.....................................................     7        6        6
                                                              ----     ----     ----
                                                               271      130      149
Less: Interest and debt cost capitalized....................    72       94       75
                                                              ----     ----     ----
Interest and debt expense...................................  $199     $ 36     $ 74
                                                              ====     ====     ====

     Interest paid (net of amounts capitalized) was $145 in 1998, $33 in 1997 and $77 in 1996.

7. PROVISION FOR INCOME TAXES

                                                            1998      1997       1996
                                                            ----     ------     ------
Current tax expense
  U.S. federal............................................  $(57)    $   64     $  155
  U.S. state and local....................................    10          5          8
  Non-U.S. ...............................................   323        925        865
                                                            ----     ------     ------
          Total...........................................   276        994      1,028
                                                            ----     ------     ------
Deferred tax expense
  U.S. federal............................................   (51)        80        (78)
  U.S. state and local....................................    (5)         8         --
  Non-U.S. ...............................................    24        (72)        88
                                                            ----     ------     ------
          Total...........................................   (32)        16         10
                                                            ----     ------     ------
Provision for Income Taxes................................   244      1,010      1,038
Foreign Currency Translation(1)...........................   (22)        --         --
Minimum Pension Liability(1)..............................   (26)        (7)        (5)
                                                            ----     ------     ------
          Total Provision.................................  $196     $1,003     $1,033
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

8. EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding plus the effects of award and fee deferrals that are invested in Conoco stock units by certain employees and directors of the Company (the denominator). Diluted EPS is similarly computed, except that the denominator is increased to include the dilutive effects of outstanding stock options awarded under Conoco's compensation plans (see Note 22).

     As described in Note 1, the Company's capital structure was established at the time of the Offerings. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of Class B Common Stock has been retroactively reflected for the purposes of presenting earnings per share for periods prior to the Offerings. For the period subsequent to the Offerings, basic EPS reflects the Class B Common Stock plus the weighted average from the date of the Offerings of Class A Common Stock and deferred award units outstanding at the date of the Offerings. Corresponding diluted EPS for 1998 includes an additional 1,659,816 shares representing the weighted average dilutive effect of outstanding stock options that resulted from the concurrent cancellation of DuPont stock options at the date of the Offerings and issuance of options with respect to Class A Common Stock.

     The denominator is based on the following weighted average number of common shares outstanding:

                                                   1998          1997          1996
                                                -----------   -----------   -----------
Basic.........................................  473,826,632   436,543,573   436,543,573
Diluted.......................................  475,486,448   436,543,573   436,543,573

     Variable stock options for 1,724,146 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted EPS since the threshold price of $32.88 required for these options to be vested had not been reached.

     Common shares held as Treasury Stock are deducted in determining the number of shares outstanding.

MANAGEMENT VIEW

     The substance of the Offerings was the sale by DuPont of approximately 30 percent ownership of Conoco. Therefore, management believes a more meaningful presentation of basic EPS is to divide historical net income for all periods presented by the total Class A and Class B Common Stock plus deferred award units outstanding immediately after the Offerings. For diluted EPS, weighted average shares have been adjusted to reflect the effect of outstanding stock options immediately after the Offerings as though outstanding for all

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

periods presented. Using this presentation, but excluding any pro forma adjustment for additional interest expense on the dividend Note (see Note 3), EPS would be as follows:

                                                                  1998     1997     1996
                                                                  -----    -----    -----
    Basic.......................................................  $ .72    $1.75    $1.37
    Diluted.....................................................  $ .71    $1.72    $1.36

9. ACCOUNTS AND NOTES RECEIVABLE

                                                                    DECEMBER 31
                                                                  ---------------
                                                                   1998     1997
                                                                  ------   ------
    Trade.......................................................  $  805   $  916
    Related parties (see Note 3)................................      80       79
    Other.......................................................     306      502
                                                                  ------   ------
                                                                  $1,191   $1,497
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

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

12. SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

     Summarized consolidated financial information for affiliated companies for which Conoco uses the equity method of accounting (see Note 2, "Basis of Consolidation") is shown below on a 100 percent basis. The most significant of these affiliates are Malaysia Refining Company Sdn. Bhd. (40%), Petrozuata C.A. (50.1% -- see Note 2), CFJ Properties (50%), Pocahontas Gas Partnership (50%), Excel Paralubes (50%), Polar Lights Company (50%), and Ceska Rafinerska a.s. (16.33%).

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
                                                              =======   ======

---------------

(1) Conoco's pro rata interest in total borrowings was $1,828 in 1998 and $1,586 in 1997, of which $967 in 1998 and $826 in 1997 were guaranteed by the Company or DuPont, on behalf of, and indemnified by, the Company. These amounts are included in the guarantees disclosed in Note 26.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

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

     The weighted average interest rate on other short-term borrowings outstanding at December 31, 1998 and 1997, was 3.8 percent and 3.7 percent, respectively.

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
                                                              ======   ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

---------------

(1) Weighted average interest rates were 7.3 percent at December 31, 1998 and 1997, respectively.

     Maturities of long-term borrowings, together with sinking fund requirements for years ending after December 31, 1999, are $4 for each of the years 2000, 2001, 2002 and 2003.

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

     The Company declared a first quarter cash dividend on January 27, 1999, of $.14 per share on each outstanding share of Class A Common Stock and Class B Common Stock, payable March 12, 1999, to shareholders of record as of February 12, 1999. This initial dividend was determined on a pro rata basis covering the period from October 27, 1998 to December 31, 1998, and is equivalent to $.19 per share for a full quarter.

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

AWARDS UNDER DUPONT PLANS

     Stock option awards under the DuPont Stock Performance Plan were granted to key employees of the Company prior to the Offerings and were "fixed" and/or "variable." The purchase price of shares subject to option is the market price of DuPont stock at the date of grant. In January 1997, a reload feature was added to the Stock Performance Plan to accelerate stock ownership. Generally, fixed options granted under the DuPont Stock Performance Plan are fully exercisable one year after date of grant and expire ten years from date of grant. However, awards in 1998 vest over a three-year period and, except for the last six months of the ten-year option term, are exercisable when the market price of DuPont common stock exceeds the option grant price by 20 percent.

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

AWARDS UNDER CONOCO PLANS

     The 1998 Stock and Performance Incentive Plan provides incentives to certain corporate officers, non-employee directors and independent contractors who can contribute materially to the success and profitability of the Company and its subsidiaries and provides for substitution of certain existing DuPont awards in connection with the Offerings. Awards may be in the form of cash, stock, stock options or SARs with respect to Class A Common Stock. This plan also provides for the Conoco Global Variable Compensation Plan, which is an annual management incentive program for officers and certain non-officer employees with awards made in cash and stock. Stock options and SARs granted under the 1998 Stock and Performance Incentive Plan (except those granted to substitute for DuPont awards) are awarded at market price on the date of grant, have a ten year life, and generally vest one year from date of grant with one-third becoming exercisable each of the first three years. For certain senior management, shares otherwise receivable from the exercise of nonqualified options with respect to Class A Common Stock granted under the 1998 Stock and Performance Incentive Plan of Conoco to substitute for cancelled 1998 DuPont stock options, as well as incremental new Conoco stock options granted at the date of the Offerings, can be deferred as stock units for a designated future delivery. The maximum number of shares of common stock and stock options granted under the plan is limited to the higher of 20 million or 3.3 percent of outstanding shares of Class A and Class B Common Stock. Awards made in substitution for DuPont awards do not count against the number of shares available under the plan. At December 31, 1998, 16,850,266 shares of Class A Common Stock were available for issuance under the plan.

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

---------------

* As of the date of the Offerings rather than year-end.

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

     The following table sets forth pro forma information as if the Company had adopted the optional recognition provisions of SFAS No. 123:

                                                              1998   1997    1996
                                                              ----   -----   -----
Increase (Decrease) in:
Net income..................................................  $157   $ (28)  $  (6)
Earnings per share
  Basic.....................................................  $.33   $(.06)  $(.01)
  Diluted...................................................  $.33   $(.06)  $(.01)

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

                                                                                     OTHER
                                                      PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                     -------------------   -------------------------
                                                     1998    1997   1996    1998     1997     1996
                                                     -----   ----   ----   ------   ------   -------
NET PERIODIC BENEFIT COST
Service cost.......................................  $  65   $ 60   $ 55    $ 7      $ 6       $ 7
Interest cost......................................     94     88     76     21       18        16
Expected return on plan assets.....................   (105)   (98)   (91)    --       --        --
Amortization of prior service cost (credit)........      9      2      2     (4)      (4)       (4)
Recognized actuarial loss (gain)...................     (4)     1     (5)    --       (1)       (1)
                                                     -----   ----   ----    ---      ---       ---
Net periodic benefit cost..........................  $  59   $ 53   $ 37    $24      $19       $18
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

---------------

(1) Represents rates for U.S. plans; similar economic assumptions were used for non-U.S. plans, with the exception of the United Kingdom where discount rates of 6 percent and 7.25 percent were used at year-end 1998 and 1997, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

     The Company has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. These indirect guarantees totaled $18 and $19 at December 31, 1998 and 1997, respectively. The Company, as of August 1, 1998, terminated a multiparty account banking agreement that provided for the indirect guarantee of bank account overdrafts of certain European DuPont subsidiaries. The Company now has a new multiparty banking agreement that provides for the indirect guarantee of bank account overdrafts for itself and its subsidiaries. Management believes the exposure under this agreement is not material. In addition, the Company or DuPont, on behalf of, and indemnified by, the Company, had directly guaranteed obligations of certain affiliated companies and others. These guarantees totaled $1,353 and $1,131 at December 31, 1998 and 1997, respectively. The increase in 1998 is primarily related to additional financing associated with the construction of drillships and cogeneration facilities in South Texas. The balance at December 31, 1998, includes a drillship construction guarantee of $260 that was eliminated through successful completion in early 1999. No material loss is anticipated by reason of such agreements and guarantees.

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

27. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Conoco is involved in both the Upstream and Downstream operating segments of the petroleum business that comprise the structure used by senior management to make key operating decisions and assess performance. Activities of the Upstream operating segment include exploring for, and developing, producing and selling, crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. The Company has four reporting segments for its Upstream and Downstream operating segments, reflecting geographic division between the United States and International. Corporate and Other includes general corporate expenses, financing costs and other non-operating items, and results for electric power and related-party insurance operations. The Company sells its products worldwide; however, in 1998, about 57 percent and 39 percent of sales were made in the United States and Europe, respectively. Major products include crude oil, natural gas and refined products that are sold primarily in the energy and transportation markets. The Company's sales are not materially dependent on a single customer or small group of customers. Transfers between segments are on the basis of estimated market values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                     UPSTREAM                 DOWNSTREAM
                                              -----------------------   -----------------------   CORPORATE
                                              UNITED                    UNITED                       AND
SEGMENT INFORMATION                           STATES    INTERNATIONAL   STATES    INTERNATIONAL     OTHER     CONSOLIDATED
-------------------                           ------    -------------   -------   -------------   ---------   ------------
1998
Sales and Other Operating Revenues(2)
  Refined Products..........................  $   --       $   --       $ 6,082      $7,647        $   --       $13,729
  Crude Oil.................................      14          774         2,650         299            --         3,737
  Natural Gas...............................   2,416          723            --          --            --         3,139
  Other.....................................     770          104           217         351           749         2,191
                                              ------       ------       -------      ------        ------       -------
        Total...............................   3,200        1,601         8,949       8,297           749        22,796
Transfers Between Segments..................     308          378            89         181            --            --
                                              ------       ------       -------      ------        ------       -------
        Total Operating Revenues............  $3,508       $1,979       $ 9,038      $8,478        $  749       $22,796
                                              ======       ======       =======      ======        ======       =======
Operating Profit............................  $  223       $  482       $   149      $  256        $ (379)      $   731
Equity in Earnings of Affiliates............       1          (14)           56         (20)           (1)           22
Corporate Non-Operating Items:
  Interest and Debt Expense.................                                                         (199)         (199)
  Interest Income (net of misc. interest
    expense)................................                                                           89            89
  Other.....................................                                                           51            51
Provision for Income Taxes..................      (5)        (185)          (70)        (80)           96          (244)
                                              ------       ------       -------      ------        ------       -------
Net Income (Loss)(1)........................  $  219       $  283       $   135      $  156        $ (343)      $   450
                                              ======       ======       =======      ======        ======       =======
Capital Employed at December 31:
  Excluding Investment in Affiliates........  $2,349       $2,849       $ 1,245      $  989        $  384       $ 7,816
  Investment in Affiliates..................     191          371           248         531            22         1,363
                                              ------       ------       -------      ------        ------       -------
        Total(3)............................  $2,540       $3,220       $ 1,493      $1,520        $  406       $ 9,179
                                              ======       ======       =======      ======        ======       =======
Depreciation, Depletion and Amortization....  $  383       $  457       $   139      $  133        $    1       $ 1,113
Dry Hole Costs and Impairment of Unproved
  Properties................................  $   59       $  104                                               $   163
Other Significant Non-Cash Items:
  Stock Option Provision....................                                                       $  236       $   236
  Inventory Write-down to Market............  $    6                    $    63      $   28                     $    97
Capital Expenditures and Investments(4).....  $  788       $1,177       $   201      $  332        $   18       $ 2,516

1997
Sales and Other Operating Revenues(2)
  Refined Products..........................  $   --       $   --       $ 7,664      $8,165        $   --       $15,829
  Crude Oil.................................      24        1,191         3,483         181            --         4,879
  Natural Gas...............................   2,415          556            --          --            --         2,971
  Other.....................................     909          159           247         293           509         2,117
                                              ------       ------       -------      ------        ------       -------
        Total...............................   3,348        1,906        11,394       8,639           509        25,796
Transfers Between Segments..................     599          622           115         191            --            --
                                              ------       ------       -------      ------        ------       -------
        Total Operating Revenues............  $3,947       $2,528       $11,509      $8,830        $  509       $25,796
                                              ======       ======       =======      ======        ======       =======
Operating Profit............................  $  489       $1,174       $   287      $  185        $ (132)      $ 2,003
Equity in Earnings of Affiliates............      18           (7)           30          (1)                         40
Corporate Non-Operating Items:
  Interest and Debt Expense.................                                                          (36)          (36)
  Interest Income (net of misc. interest
    expense)................................                                                           77            77
  Other.....................................                                                           23            23
Provision for Income Taxes..................     (62)        (728)         (101)        (93)          (26)       (1,010)
                                              ------       ------       -------      ------        ------       -------
Net Income (Loss)(1)........................  $  445       $  439       $   216      $   91        $  (94)      $ 1,097
                                              ======       ======       =======      ======        ======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                     UPSTREAM                 DOWNSTREAM
                                              -----------------------   -----------------------   CORPORATE
                                              UNITED                    UNITED                       AND
SEGMENT INFORMATION (CONT'D)                  STATES    INTERNATIONAL   STATES    INTERNATIONAL     OTHER     CONSOLIDATED
----------------------------                  ------    -------------   -------   -------------   ---------   ------------
Capital Employed at December 31:
  Excluding Investment in Affiliates........  $2,390       $2,299       $ 1,421      $1,130        $  903       $ 8,143
  Investment in Affiliates..................     155          256           226         425            23         1,085
                                              ------       ------       -------      ------        ------       -------
        Total(3)............................  $2,545       $2,555       $ 1,647      $1,555        $  926       $ 9,228
                                              ======       ======       =======      ======        ======       =======
Depreciation, Depletion and Amortization....  $  268       $  578       $   145      $  188                     $ 1,179
Dry Hole Costs and Impairment of Unproved
  Properties................................  $   63       $  106                                               $   169
Capital Expenditures and Investments(4).....  $1,534       $  999       $   227      $  331        $   23       $ 3,114
1996
Sales and Other Operating Revenues(2)
  Refined Products..........................  $   --       $   --       $ 7,355      $8,598        $   --       $15,953
  Crude Oil.................................      29        1,359         2,897           1            --         4,286
  Natural Gas...............................   1,907          471            --          --            --         2,378
  Other.....................................     847          113           293         281            79         1,613
                                              ------       ------       -------      ------        ------       -------
        Total...............................   2,783        1,943        10,545       8,880            79        24,230
Transfers Between Segments..................     587          572           125         151            --            --
                                              ------       ------       -------      ------        ------       -------
        Total Operating Revenues............  $3,370       $2,515       $10,670      $9,031        $   79       $24,230
                                              ======       ======       =======      ======        ======       =======
Operating Profit............................  $  328       $1,231       $   244      $  202        $ (118)      $ 1,887
Equity in Earnings of Affiliates............      11          (41)            8          (3)                        (25)
Corporate Non-Operating Items:
  Interest and Debt Expense.................                                                          (74)          (74)
  Interest Income (net of misc. interest
    expense)................................                                                          124           124
  Other.....................................                                                          (11)          (11)
Provision for Income Taxes..................     (25)        (823)          (80)        (82)          (28)       (1,038)
                                              ------       ------       -------      ------        ------       -------
Net Income (Loss)(1)........................  $  314       $  367       $   172      $  117        $ (107)      $   863
                                              ======       ======       =======      ======        ======       =======
Capital Employed at December 31:
  Excluding Investment in Affiliates........  $1,371       $3,042       $ 1,538      $1,195        $  995       $ 8,141
  Investment in Affiliates..................     105          129           154         315            --           703
                                              ------       ------       -------      ------        ------       -------
        Total(3)............................  $1,476       $3,171       $ 1,692      $1,510        $  995       $ 8,844
                                              ======       ======       =======      ======        ======       =======
Depreciation, Depletion and Amortization....  $  307       $  485       $   156      $  137                     $ 1,085
Dry Hole Costs and Impairment of Unproved
  Properties................................  $   65       $   72                                               $   137
Capital Expenditures and Investments(4).....  $  400       $  864       $   218      $  462                     $ 1,944
------------
(1) Includes After-Tax Benefits (Charges)
    from Special Items:
    1998
      Asset Sales...........................  $   41       $   54       $    --      $   12        $   --       $   107
      Property Impairments..................     (32)          (6)           --          --            --           (38)
      Inventory Write-downs.................      (4)          --           (40)        (19)           --           (63)
      Employee Separation Costs.............     (19)         (23)           (5)         (5)           --           (52)
      Environmental Litigation Charges......      --           --           (28)         --           (14)          (42)
      Stock Option Provision................      --           --            --          --          (183)         (183)
                                              ------       ------       -------      ------        ------       -------
            Total...........................  $  (14)      $   25       $   (73)     $  (12)       $ (197)      $  (271)
                                              ======       ======       =======      ======        ======       =======
    1997
      Asset Sales...........................  $   49       $  191       $    --      $   --        $   --       $   240
      Property Impairments..................      --         (112)           --         (55)           --          (167)
      Environmental Litigation Charges......      --           --           (23)         --            --           (23)
      Tax Rate Changes......................      --           19            --          11            --            30
                                              ------       ------       -------      ------        ------       -------
            Total...........................  $   49       $   98       $   (23)     $  (44)       $   --       $    80
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
                                                              =======    =======    =======    =======    =======    =====

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                                    QUARTER ENDED
                                                  -------------------------------------------------
                                                  MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  --------    -------    ------------   -----------
1998
Sales and Other Operating Revenues(1)...........   $5,736     $5,612        $5,916        $5,532
Cost of Goods Sold and Other Expenses(2)........    5,327      5,374         5,620         5,954
Interest and Debt Expense.......................        1         --           107            91
Net Income (Loss)...............................      316(5)     214(6)        183          (263)(7)
Earnings Per Share
  Basic(3)......................................   $  .72     $  .49        $  .42        $ (.45)
  Diluted(3)....................................   $  .72     $  .49        $  .42        $ (.45)
Market Price of Common Stock(4)
  High..........................................                                          $25 3/4
  Low...........................................                                          $19 3/8
1997
Sales and Other Operating Revenues(1)...........   $6,560     $5,915        $6,671        $6,650
Cost of Goods Sold and Other Expenses(2)........    5,898      5,501         6,269         6,452
Interest and Debt Expense.......................       15          9             7             5
Net Income......................................      341        246(8)        289(9)        221(10)
Earnings Per Share
  Basic(3)......................................   $  .78     $  .56        $  .66        $  .51
  Diluted(3)....................................   $  .78     $  .56        $  .66        $  .51

---------------

(1) Excludes other income of $98, $40, $113 and $121 in each of the quarters in 1998 and $55, $70, $28 and $314 in each of the quarters in 1997.

(2) Excludes provision for income taxes.

(3) Earnings per share for the year may not equal the sum of the quarterly earnings per share due to changes in average shares outstanding. Earnings per share for the periods prior to the Offerings was calculated using only Class B Common Stock, as required by SFAS No. 128 (see Note 8 to the Consolidated Financial Statements). Management believes, considering the substance of the Offerings, a more meaningful presentation of EPS would be to reflect, as if outstanding for all periods presented, both Class A and Class B Common Stock and certain dilutive effects. Using this presentation, but excluding any pro forma adjustment for additional interest expense on the dividend Note (see Note 3 to the Consolidated Financial Statements), quarterly EPS would be as follows:

                                                                    QUARTER ENDED
                                                  -------------------------------------------------
                                                  MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  --------    -------    ------------   -----------
    1998
      Basic.....................................   $  .50     $  .34        $  .29        $ (.42)
      Diluted...................................   $  .50     $  .34        $  .29        $ (.42)
    1997
      Basic.....................................   $  .54     $  .39        $  .46        $  .35
      Diluted...................................   $  .54     $  .39        $  .45        $  .35

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

 (7) Includes net charge of $297 ($.47 per share-diluted) reflecting: charges of $183 for non-cash stock option compensation expense related to the Offerings, $63 for write-down of inventories to market, $52 principally for employee separation costs, $38 for impairment of long-lived Upstream properties and $14 for environmental litigation charges and gains of $41 from the sale of U.S. producing properties and $12 from sale of an office building.

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

3. EXHIBITS

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
          3.1             -- Second Amended and Restated Certificate of Incorporation
                             of Conoco Inc.***
          3.2             -- By-Laws of Conoco Inc. as amended October 29, 1998***
          4.1             -- Specimen Certificate for shares of Class A Common Stock of the Registrant**
          4.2             -- Specimen Certificate for shares of Class B Common Stock of the Registrant**
          4.3             -- Preferred Share Purchase Rights Agreement**
          4.4             -- Promissory Note and Guaranty to DuPont Energy Company**
          4.5             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (Norway)**
          4.6             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (United Kingdom and Poland)**
          4.7             -- Promissory Note to DuPont Energy Company**
          4.8             -- Revolving Credit Agreement**
         10.1             -- Restructuring, Transfer and Separation Agreement between
                             DuPont and Conoco**
         10.2             -- Tax Sharing Agreement between DuPont and Conoco**
         10.3             -- Employee Matters Agreement between DuPont and Conoco**
         10.4             -- Information Systems and Telecommunications Carrier
                             Transitional Services and Facilities Lease Agreement
                             between DuPont and Conoco**
         10.5             -- Transitional Services Agreement between DuPont and the
                             Company**
         10.6             -- Registration Rights Agreement between DuPont and Conoco**
         10.7             -- Natural Gas Supply Agreement between DuPont and Conoco**
         10.8#            -- Severance Agreement, dated May 10, 1998, between Conoco and Archie W. Dunham**
         10.9#            -- 1998 Stock and Performance Incentive Plan**
         10.10#           -- 1998 Key Employee Stock Performance Plan**
         10.11            -- Humber DME Agreement**
         10.12#           -- Deferred Compensation Plan for Nonemployee Directors**
         10.13#           -- Conoco Inc. Key Employee Severance Plan**
         10.14#           -- Conoco Inc. Key Employee Temporary Severance Plan**
         10.15#           -- Conoco Salary Deferral & Savings Restoration Plan**
         10.16#           -- Directors' Charitable Gift Plan**
         10.17            -- Motor Carrier Contract between Sentinel and Conoco**
         10.18            -- Mont Belvieu Agreements**
         11               -- Statement re Computation of Per Share Earnings*
         21.1             -- List of Principal Subsidiaries of the Registrant****

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
         23.1             -- Consent of PricewaterhouseCoopers LLP*
         24               -- Power of Attorney****
         27               -- Financial Data Schedule*
         99               -- Consent of Solomon Associates*

---------------

   # Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

   * Filed herein.

  ** Incorporated by reference to exhibit of the same number filed previously as part of Form S-1 or Amendments thereto.

 *** Incorporated by reference to exhibit of the same number filed as part of Form 10-Q filed November 18, 1998.

**** Previously filed.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 12th day of March 1999.

                                  CONOCO INC.


By: /s/ ROBERT W. GOLDMAN                                   By: /s/ W. DAVID WELCH
------------------------------------------                  ---------------------------------------
        Robert W. Goldman                                              W. David Welch
        Senior Vice President, Finance, and                            Controller
        Chief Financial Officer

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
          3.1             -- Second Amended and Restated Certificate of Incorporation
                             of Conoco Inc.***
          3.2             -- By-Laws of Conoco Inc. as amended October 29, 1998***
          4.1             -- Specimen Certificate for shares of Class A Common Stock of the Registrant**
          4.2             -- Specimen Certificate for shares of Class B Common Stock of the Registrant**
          4.3             -- Preferred Share Purchase Rights Agreement**
          4.4             -- Promissory Note and Guaranty to DuPont Energy Company**
          4.5             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (Norway)**
          4.6             -- Promissory Note to DuPont Chemical and Energy Operations
                             Inc. (United Kingdom and Poland)**
          4.7             -- Promissory Note to DuPont Energy Company**
          4.8             -- Revolving Credit Agreement**
         10.1             -- Restructuring, Transfer and Separation Agreement between
                             DuPont and Conoco**
         10.2             -- Tax Sharing Agreement between DuPont and Conoco**
         10.3             -- Employee Matters Agreement between DuPont and Conoco**
         10.4             -- Information Systems and Telecommunications Carrier
                             Transitional Services and Facilities Lease Agreement
                             between DuPont and Conoco**
         10.5             -- Transitional Services Agreement between DuPont and the
                             Company**
         10.6             -- Registration Rights Agreement between DuPont and Conoco**
         10.7             -- Natural Gas Supply Agreement between DuPont and Conoco**
         10.8#            -- Severance Agreement, dated May 10, 1998, between Conoco and Archie W. Dunham**
         10.9#            -- 1998 Stock and Performance Incentive Plan**
         10.10#           -- 1998 Key Employee Stock Performance Plan**
         10.11            -- Humber DME Agreement**
         10.12#           -- Deferred Compensation Plan for Nonemployee Directors**
         10.13#           -- Conoco Inc. Key Employee Severance Plan**
         10.14#           -- Conoco Inc. Key Employee Temporary Severance Plan**
         10.15#           -- Conoco Salary Deferral & Savings Restoration Plan**
         10.16#           -- Directors' Charitable Gift Plan**
         10.17            -- Motor Carrier Contract between Sentinel and Conoco**
         10.18            -- Mont Belvieu Agreements**
         11               -- Statement re Computation of Per Share Earnings*
         21.1             -- List of Principal Subsidiaries of the Registrant****

     EXHIBIT NUMBER                               DESCRIPTION
     --------------                               -----------
         23.1             -- Consent of PricewaterhouseCoopers LLP*
         24               -- Power of Attorney****
         27               -- Financial Data Schedule*
         99               -- Consent of Solomon Associates*

---------------

   # Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

   * Filed herein.

  ** Incorporated by reference to exhibit of the same number filed previously as part of Form S-1 or Amendments thereto.

 *** Incorporated by reference to exhibit of the same number filed as part of Form 10-Q filed November 18, 1998.

**** Previously filed.