Form 10-Q
period 1999-06-30
CONOCO INC /DE
filed 1999-08-13
CIK 1066806

===============================================================================

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         190,582,195 shares of Class A common stock, $0.01 par value, and 436,543,573 shares of Class B common stock, $0.01 par value, were outstanding as of August 6, 1999.


===============================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS


                                                                                                                Page(s)
                                                                                                                -------
Part I - Financial Information

   Item 1.   Financial Statements
      Consolidated Statement of Income........................................................................     1
      Consolidated Balance Sheet..............................................................................     2
      Consolidated Statement of Cash Flows....................................................................     3
      Notes to Consolidated Financial Statements..............................................................     4

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
        (a)  Financial Condition..............................................................................    12
        (b)  Results of Operations............................................................................    15

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................    22

Part II - Other Information

   Item 1.   Legal Proceedings................................................................................    25

   Item 5.   Other Information
        (a)  Disclosure Regarding Forward-Looking Information.................................................    25
        (b)  Split-Off of Conoco from DuPont..................................................................    26
        (c)  Amendment to Rights Agreement....................................................................    26

   Item 6.   Exhibits and Reports on Form 8-K.................................................................    26

   Signature .................................................................................................    27

   Exhibit Index  ............................................................................................    28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONOCO INC.

                CONSOLIDATED STATEMENT OF INCOME (NOTES 1 AND 3)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30                   JUNE 30
                                                           -----------------------   -----------------------
                                                                 1999         1998         1999         1998
                                                           ----------   ----------   ----------   ----------
                                                                      (IN MILLIONS, EXCEPT PER SHARE)
Revenues
    Sales and Other Operating Revenues* ................   $    6,252   $    5,612   $   11,563   $   11,348
    Other Income .......................................           77           40          101          138
                                                           ----------   ----------   ----------   ----------
              Total Revenues ...........................        6,329        5,652       11,664       11,486
                                                           ----------   ----------   ----------   ----------
Costs and Expenses
    Cost of Goods Sold and Other Operating Expenses ....        3,882        3,361        6,887        6,754
    Selling, General and Administrative Expenses .......          197          187          383          370
    Exploration Expenses ...............................           74          109          120          176
    Depreciation, Depletion and Amortization ...........          282          238          584          505
    Taxes Other Than on Income* ........................        1,655        1,479        3,246        2,896
    Interest and Debt Expense ..........................           79           --          150            1
                                                           ----------   ----------   ----------   ----------
              Total Costs and Expenses .................        6,169        5,374       11,370       10,702
                                                           ----------   ----------   ----------   ----------
Income Before Income Taxes .............................          160          278          294          784
Provision for Income Taxes .............................           46           64           97          254
                                                           ----------   ----------   ----------   ----------
Net Income (Note 10) ...................................   $      114   $      214   $      197   $      530
                                                           ==========   ==========   ==========   ==========

Earnings Per Share (Note 4)
    Basic ..............................................   $      .18   $      .49   $      .31   $     1.21
    Diluted ............................................   $      .18   $      .49   $      .31   $     1.21

Weighted Average Shares Outstanding (Note 4)
    Class A** ..........................................          190           --          191           --
    Class B ............................................          437          437          437          437
                                                           ----------   ----------   ----------   ----------
              Total Basic ..............................          627          437          628          437
    Stock Options** ....................................           11           --            8           --
                                                           ----------   ----------   ----------   ----------
              Total Diluted ............................          638          437          636          437

Dividends Per Share of Common Stock (Note 5) ...........   $      .19   $       --   $      .33   $       --


  * Includes petroleum excise taxes ....................   $    1,610   $    1,433   $    3,156   $    2,806

 ** Earnings per share for the period prior to the Offerings was calculated using only Class B common stock as required by SFAS No. 128 (see Note 4).

                 See Notes to Consolidated Financial Statements

                                   CONOCO INC.

                   CONSOLIDATED BALANCE SHEET (NOTES 1 AND 3)
                                   (UNAUDITED)

                                                      ASSETS

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           1999          1998
                                                                                        ----------    ----------
                                                                                            (IN MILLIONS)
Current Assets
   Cash and Cash Equivalents ........................................................   $      252    $      394
   Accounts and Notes Receivable ....................................................        1,210         1,191
   Inventories (Note 6) .............................................................          858           807
   Prepaid Expenses .................................................................          282           378
                                                                                        ----------    ----------
       Total Current Assets .........................................................        2,602         2,770
Property, Plant and Equipment .......................................................       22,240        22,094
Less: Accumulated Depreciation, Depletion and Amortization ..........................      (11,043)      (10,681)
                                                                                        ----------    ----------
Net Property, Plant and Equipment ...................................................       11,197        11,413
                                                                                        ----------    ----------
Investment in Affiliates ............................................................        1,529         1,363
Other Assets ........................................................................          563           529
                                                                                        ----------    ----------
       Total ........................................................................   $   15,891    $   16,075
                                                                                        ==========    ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable .................................................................   $    1,163    $    1,312
   Other Short-Term Borrowings and Capital Lease Obligations ........................        1,019            52
   Income Taxes .....................................................................          107           199
   Other Accrued Liabilities (Note 7) ...............................................        1,071         1,162
                                                                                        ----------    ----------
       Total Current Liabilities ....................................................        3,360         2,725
Long-Term Borrowings-- Related Parties ..............................................           --         4,596
Other Long-Term Borrowings and Capital Lease Obligations ............................        4,086            93
Deferred Income Taxes ...............................................................        1,667         1,714
Other Liabilities and Deferred Credits ..............................................        2,138         2,200
                                                                                        ----------    ----------
       Total Liabilities ............................................................       11,251        11,328
                                                                                        ----------    ----------
Commitments and Contingent Liabilities (Note 8)
Minority Interests ..................................................................          309           309
Stockholders' Equity
   Preferred Stock, $.01 par value:
   250,000,000 shares authorized; none issued .......................................           --            --
   Class A Common Stock, $.01 par value:
   3,000,000,000 shares authorized; 191,497,821 shares issued .......................            2             2
   Class B Common Stock, $.01 par value:
   1,600,000,000 shares authorized; 436,543,573 shares issued and outstanding .......            4             4
   Additional Paid-In Capital .......................................................        4,986         4,955
   Accumulated Deficit ..............................................................         (260)         (244)
   Accumulated Other Comprehensive Loss (Note 9) ....................................         (379)         (274)
   Treasury Stock, at cost (916,800 and 249,863 Class A shares at June 30, 1999
       and December 31, 1998, respectively) .........................................          (22)           (5)
                                                                                        ----------    ----------
       Total Stockholders' Equity ...................................................        4,331         4,438
                                                                                        ----------    ----------
       Total ........................................................................   $   15,891    $   16,075
                                                                                        ==========    ==========


                 See Notes to Consolidated Financial Statements

                                   CONOCO INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS (NOTES 1 AND 3)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                   ------------------------
                                                                                      1999          1998
                                                                                   ----------    ----------
                                                                                         (IN MILLIONS)
     Cash Provided by Operations
         Net Income ............................................................   $      197    $      530
         Adjustments to Reconcile Net Income to Cash Provided by Operations:
             Depreciation, Depletion and Amortization ..........................          584           505
             Dry Hole Costs and Impairment of Unproved Properties ..............           55            68
             Deferred Income Taxes .............................................           60           107
             Income Applicable to Minority Interests ...........................           11            11
             Other Noncash Charges and Credits--Net ............................          (23)          (55)
             Decrease (Increase) in Operating Assets:
                 Accounts and Notes Receivable .................................          (38)           85
                 Inventories ...................................................          (70)         (153)
                 Other Operating Assets ........................................           41           (90)
             Increase (Decrease) in Operating Liabilities:
                Accounts Payable and Other Operating Liabilities ...............           53          (191)
                Accrued Interest and Income Taxes ..............................         (200)         (269)
                                                                                   ----------    ----------
                    Cash Provided by Operations ................................          670           548
                                                                                   ----------    ----------

     Investment Activities
         Purchases of Property, Plant and Equipment ............................         (762)         (941)
         Investments in Affiliates .............................................         (175)         (109)
         Proceeds from Sales of Assets and Subsidiaries ........................           38           348
         Net Decrease (Increase) in Short-Term Financial Instruments ...........            4           (16)
                                                                                   ----------    ----------
                    Cash Used for Investment Activities ........................         (895)         (718)
                                                                                   ----------    ----------

     Financing Activities
         Cash Dividends (Note 5) ...............................................         (207)           --
         Treasury Stock Purchases ..............................................          (24)           --
         Short-Term Borrowings--Net ............................................          984           (19)
         Long-Term Borrowings--Receipts ........................................        3,970            --
                             --Payments ........................................          (20)           (2)
         Related Party Borrowings--Receipts ....................................          865           260
                                 --Payments ....................................       (5,461)          (62)
         Related Party Notes Receivable--Receipts ..............................           --            25
                                       --Payments ..............................           --          (162)
         Net Cash Contribution From (To) Owner .................................            2          (177)
         Decrease in Minority Interests ........................................          (11)          (12)
                                                                                   ----------    ----------
                    Cash Provided by (Used for) Financing Activities ...........           98          (149)
                                                                                   ----------    ----------

     Effect of Exchange Rate Changes on Cash ...................................          (15)            1
                                                                                   ----------    ----------
     Decrease in Cash and Cash Equivalents .....................................         (142)         (318)
     Cash and Cash Equivalents at Beginning of Year ............................          394         1,147
                                                                                   ----------    ----------
     Cash and Cash Equivalents at June 30 ......................................   $      252    $      829
                                                                                   ==========    ==========


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

         The initial public offerings (the "Offerings") of the Class A common stock of Conoco commenced on October 21, 1998, and the Class A common stock began trading on the New York Stock Exchange on October 22, 1998. The Offerings consisted of 191,456,427 shares of Class A common stock issued at a price of $23 per share, and represented E.I. du Pont de Nemours and Company's ("DuPont") first step in the planned divestiture of Conoco. Through its ownership of 100 percent of Conoco's Class B common stock (436,543,573 shares), DuPont owned approximately 70 percent of Conoco's common stock representing approximately 92 percent of the combined voting power of all classes of voting stock of Conoco at June 30, 1999. The holders of Class A common stock and Class B common stock generally have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

         Prior to the date of the Offerings, operations were conducted by Conoco Inc., subsidiaries of Conoco Inc. and, in some cases, subsidiaries of DuPont. The accompanying consolidated financial statements for the periods ended June 30, 1998 are presented on a carve-out basis prepared from DuPont's historical accounting records, and include the historical operations of both entities owned by Conoco and operations transferred to Conoco by DuPont at the time of the Offerings. In this context, no direct ownership relationship existed among all the various units comprising Conoco. Accordingly, net cash contributions from/to owner prior to the Offerings included funds transferred between Conoco and DuPont for operating needs, cash dividends paid and other equity transactions.

         Effective at the time of the Offerings, Conoco's capital structure was established and the transfer to Conoco of certain subsidiaries previously owned by DuPont was substantially complete, resulting in direct ownership of those subsidiaries. Accordingly, for periods subsequent to the Offerings, financial information is presented on a consolidated basis.

         On July 12, 1999, DuPont commenced an exchange offer in which it offered its stockholders the opportunity to receive 2.95 shares of Conoco Class B common stock in exchange for each share of DuPont common stock validly tendered and accepted in the exchange offer, up to a maximum of 147,980,872 DuPont shares. The exchange offer expired on August 6, 1999, and DuPont announced the final results of the exchange offer on August 12, 1999. As a result of the exchange offer, all of the 436,543,573 shares of Class B common stock owned by DuPont were distributed to DuPont stockholders. The exchange offer was the final step in DuPont's planned divestiture of Conoco.

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



2. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         Effective January 1, 1999, Conoco adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. This Statement requires that costs related to start-up activities, including organization costs, be expensed as incurred. Conoco's policy has been one of expensing organization and other similar costs of start-up operations. Accordingly, there was no effect on earnings due to the adoption of this pronouncement.

         In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. In June 1999, the FASB approved the issuance of SFAS No. 137 deferring the effective date of SFAS No. 133 for one year. Consequently, Conoco is required to adopt SFAS No. 133 by the first quarter of 2001 and is currently assessing its effect on the consolidated financial statements.

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

         Amounts charged and allocated to Conoco for these services were $8 and $38 for the second quarter of 1999 and 1998, respectively, and $15 and $72 for the first six months of 1999 and 1998, respectively, and are principally included in selling, general and administrative expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $6 and $11 for the second quarter of 1999 and 1998, respectively, and $13 and $25 for the first six months of 1999 and 1998, respectively. These charges to DuPont were treated as reductions, as appropriate, of cost of goods sold and other operating expenses and selling, general and administrative expenses.

         Interest expense charged by DuPont was $19 and $28 for the second quarter of 1999 and 1998, respectively, and $91 and $55 for the first six months of 1999 and 1998, respectively, and reflects market-based interest rates. A portion of historical related party interest cost and other interest expense of $1 and $29 for the second quarter of 1999 and 1998, respectively, and $3 and $57 for the first six months of 1999 and 1998, respectively, was

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


capitalized as costs associated with major construction projects. Interest income from DuPont was $17 for the second quarter of 1998, and $33 for the first six months of 1998, and also reflects market-based interest rates.

         Sales and other operating revenues include sales of products from Conoco to DuPont, principally natural gas and gas liquids to supply several DuPont plant sites. These sales totaled $88 and $99 for the second quarter of 1999 and 1998, respectively, and $179 and $209 for the first six months of 1999 and 1998, respectively. Also included, for the second quarter of 1998 and the first six months of 1998, are revenues of $5 and $10 from insurance premiums charged to DuPont for property and casualty coverage outside the United States. Purchases of products from DuPont during these periods were not material. Subsequent to the Offerings, these intercompany arrangements between DuPont and Conoco, excluding insurance coverage provided to DuPont, are provided under transition service agreements or other long-term agreements. It is not anticipated that a change, if any, in these costs and revenues would have a material effect on Conoco's results of operations or consolidated financial position.

         Accounts and notes receivable include amounts due from DuPont of $64 and $80 at June 30, 1999, and December 31, 1998, respectively, representing current month balances of transactions between Conoco and DuPont, mainly product sales and certain charges billed annually. Accounts payable include amounts due DuPont of $10 and $52 at June 30, 1999, and December 31, 1998, respectively. Other liabilities include accrued interest of $51 due DuPont at December 31, 1998.

         In connection with the separation from DuPont, Conoco incurred indebtedness to DuPont, consisting of a $7,500 dividend promissory note, other intercompany notes and borrowings under a revolving credit agreement with DuPont. Amounts representing borrowings from DuPont, including its subsidiary organizations, are identified as related parties and presented separately in the consolidated balance sheet. At December 31, 1998, Conoco had long-term borrowings from related parties of $4,596, representing the balance under two promissory notes due on or before January 2, 2000. At June 30, 1999, Conoco had no aggregate related parties borrowings.

         In April 1999, Conoco issued and sold in a public offering $4,000 in senior fixed-rate debt securities with a weighted average interest rate of 6.49 percent. The net proceeds of this offering of $3,970 were used to repay a portion of Conoco's separation-related indebtedness to DuPont. The remaining debt owed to DuPont was repaid in May 1999 with proceeds from a commercial paper program. The commercial paper program provides Conoco with up to $2,000 of borrowing capacity and gives Conoco the ability to issue commercial paper at any time with various maturities not to exceed 270 days. As of June 30, 1999, Conoco had $988 of commercial paper outstanding, bearing a weighted average interest rate of 5.26 percent.

         Upon repayment of the indebtedness to DuPont, Conoco and DuPont terminated the revolving credit agreement.

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

         As described in Note 1, Conoco's capital structure was established at the time of the Offerings. In accordance with SEC Staff Accounting Bulletin No. 98, the capitalization of Class B common stock has been retroactively reflected for the purposes of presenting earnings per share for the second quarter and first six months of 1998. For the second quarter and first six months of 1999, basic EPS reflects the Class B common stock plus the weighted average number of shares of Class A common stock and deferred award units outstanding at June 30, 1999. Corresponding diluted EPS for the second quarter and first six months of 1999 includes an additional 10,502,805

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


and 8,772,737 shares, respectively, representing the weighted average dilutive effect of outstanding stock options that resulted from the concurrent cancellation of DuPont stock options at the date of the Offerings and the issuance of options with respect to Class A common stock.

         The denominator is based on the following weighted average number of common shares outstanding:

                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                          JUNE 30                         JUNE 30
                               ----------------------------     ---------------------------
                                    1999            1998            1999            1998
                               ------------     -----------     -----------     -----------
        Basic ................  627,474,181     436,543,573     627,553,205     436,543,573
        Diluted ..............  637,976,986     436,543,573     636,325,942     436,543,573

         Variable stock options for 1,724,146 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted EPS since the threshold price of $32.88 required for these options to be vested had not been reached.

         Common shares held as treasury stock are deducted in determining the number of shares outstanding.

         For the three months and six months ended June 30, 1999, stock options for 3,793 and 49,419 shares, respectively, of Class A common stock were antidilutive and therefore were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

PRO FORMA EPS

         Pro forma EPS for the second quarter and the first six months of 1998 includes the shares of Conoco Class A and Class B common stock and deferred award units outstanding immediately after the Offerings as if the Offerings had been completed in the beginning of the period presented. Pro forma basic EPS is based on pro forma net income for the second quarter and the first six months of 1998 divided by the total Class A and Class B common stock plus deferred award units outstanding immediately after the Offerings (basic shares). For pro forma diluted EPS, basic shares have been adjusted to reflect the effect of outstanding stock options immediately after the Offerings as though outstanding for the periods presented. Pro forma net income reflects historical income for the periods adjusted to give effect to the transactions substantially completed in October 1998 directly associated with the Offerings and separation from DuPont.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


         The reconciliation of historical net income to pro forma net income with pro forma adjustments separately identified is as follows:

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30
                                                     -------------------------------------------------
                                                           1999            1998              1998
                                                          ACTUAL         PRO FORMA          ACTUAL
                                                     --------------   --------------    --------------
      Historical net income ......................   $          114   $          214    $          214
           Lower interest income(1) ..............               --              (21)               --
           Incremental interest expense(2) .......               --              (45)               --
           Related tax effects(3) ................               --               11                --
                                                     --------------   --------------    --------------
      Net income .................................   $          114   $          159    $          214
                                                     ==============   ==============    ==============
      Earnings per share:
           Basic .................................   $          .18   $          .25    $          .49
           Diluted ...............................   $          .18   $          .25    $          .49
      Weighted average shares outstanding:
           Basic .................................      627,474,181      628,195,100       436,543,573
           Diluted ...............................      637,976,986      636,746,186       436,543,573

           -------------------

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30
                                                     -------------------------------------------------
                                                           1999            1998              1998
                                                          ACTUAL         PRO FORMA          ACTUAL
                                                     --------------   --------------    --------------
      Historical net income ......................   $          197   $          530    $          530
           Lower interest income(1) ..............               --              (53)               --
           Incremental interest expense(2) .......               --              (91)               --
           Related tax effects(3) ................               --               36                --
                                                     --------------   --------------    --------------
      Net income .................................   $          197   $          422    $          530
                                                     ==============   ==============    ==============
      Earnings per share:
           Basic .................................   $          .31   $          .67    $         1.21
           Diluted ...............................   $          .31   $          .66    $         1.21
      Weighted average shares outstanding:
           Basic .................................      627,553,205      628,195,100       436,543,573
           Diluted ...............................      636,325,942      636,746,186       436,543,573

           -------------------

      (1) Lower interest income due to settlement of related party notes receivables and the impact of currency exchange rates on certain intercompany loans purchased by Conoco from DuPont.

      (2) Incremental interest expense resulting from Conoco's new debt structure.

      (3) Tax effects associated with adjustments in (1) and (2) and the impact of the calculation of income taxes on a separate return basis.

5. DIVIDENDS

                                                              DIVIDENDS
             1999 Dividends Paid                              PER SHARE
             -------------------                              ---------
             First Quarter ................................   $    0.14
             Second Quarter ...............................   $    0.19
                                                              ---------
             Dividends Paid Through June 30, 1999 .........   $    0.33
                                                              =========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


         On July 29, 1999, Conoco declared a quarterly cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on September 11, 1999, to stockholders of record on August 13, 1999.

6. INVENTORIES

                                            JUNE 30,    DECEMBER 31,
                                              1999         1998
                                           ----------   ----------
Crude oil and petroleum products .......   $      718   $      661
Other merchandise ......................           23           22
Materials and supplies .................          117          124
                                           ----------   ----------
                                           $      858   $      807
                                           ==========   ==========


7. RESTRUCTURING

         In December 1998, Conoco announced, that as a result of a comprehensive review of its assets and long-term strategy, Conoco was making organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. The announced plans are being implemented in 1999 and will result in a reduction of approximately 775 Upstream positions and 200 Downstream positions worldwide. About three quarters of the Upstream positions and about half of the Downstream positions affected will be in the United States. These reductions largely reflect the elimination of redundancies at all levels resulting from past and ongoing consolidation of assets into operations requiring less employee support as well as better sharing of common services and functions across regions. Associated with these announcements, Conoco recorded a charge in the fourth quarter of 1998 of $82 pretax ($52 after-tax), nearly all of which represents termination payments and related employee benefits to be made to persons affected. During the first six months of 1999 approximately 465 persons left Conoco under implementation of these realignment plans. The following table shows the status of, and changes to, the restructuring reserve for the first six months of 1999.

                                                                 AMOUNTS
                                                                 --------
             Reserve at December 31, 1998 .....................  $     82
                 Expenditures .................................       (23)
                 New accruals .................................        --
                                                                 --------
             Reserve at June 30, 1999 .........................  $     59
                                                                 ========


         We expect the restructuring efforts provided for in December 1998 will be substantially completed by year-end 1999.


8. COMMITMENTS AND CONTINGENT LIABILITIES

         Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at June 30, 1999, Conoco had obligations under international contracts to purchase, over periods up to 20 years, natural gas at prices that were in excess of current market prices at June 30, 1999. No material annual loss is expected from these long-term commitments.

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


financial results is not subject to reasonable estimation because considerable uncertainty exists. Conoco believes the ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of Conoco.

         Conoco is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in
Note 2 to the consolidated financial statements presented in Conoco's 1998 Form 10-K as amended. Conoco has assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past, which are included in the environmental accrual. At June 30, 1999, such accrual amounted to $125 and, in management's opinion, was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. Although future remediation expenditures in excess of current reserves are possible, the effect of any such excess on future financial results is not subject to reasonable estimation because of the considerable uncertainty regarding the cost and timing of expenditures. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

         Conoco has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At June 30, 1999, these indirect guarantees totaled $9 and Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,231 of the obligations of certain affiliated companies and others. Conoco has a multiparty banking agreement that provides for the indirect guarantee of bank account overdrafts for itself and its subsidiaries. No material loss is anticipated by reason of such agreements and guarantees.

9. COMPREHENSIVE INCOME

         The following sets forth Conoco's comprehensive income for the periods shown:

                                                 THREE MONTHS ENDED         SIX MONTHS END
                                                        JUNE 30                 JUNE 30
                                                --------------------    --------------------
                                                   1999        1998        1999        1998
                                                --------    --------    --------    --------
Net Income ..................................   $    114    $    214    $    197    $    530
Other Comprehensive Loss:
Foreign Currency Translation Adjustment .....        (12)         (9)       (105)        (27)
                                                --------    --------    --------    --------
Comprehensive Income ........................   $    102    $    205    $     92    $    503
                                                ========    ========    ========    ========

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                   UPSTREAM                 DOWNSTREAM
                                           -----------------------   -----------------------
                                            UNITED                    UNITED                  CORPORATE
SEGMENT INFORMATION                         STATES   INTERNATIONAL    STATES   INTERNATIONAL  AND OTHER    CONSOLIDATED
                                           --------  -------------   --------  -------------  ---------    ------------
THREE MONTHS ENDED JUNE 30, 1999
Sales and Other Operating Revenues ...     $    701     $    443     $  2,703     $  2,402     $      3      $  6,252
Transfers Between Segments ...........           88          105           27           62           --            --
                                           --------     --------     --------     --------     --------      --------
    Total Operating Revenues .........     $    789     $    548     $  2,730     $  2,464     $      3      $  6,252
                                           ========     ========     ========     ========     ========      ========

Net Income (Loss) ....................     $     52     $     86     $     28     $     19     $    (71)     $    114

THREE MONTHS ENDED JUNE 30, 1998
Sales and Other Operating Revenues ...     $    804     $    352     $  2,280     $  2,041     $    135      $  5,612
Transfers Between Segments ...........           76          112           25           39           --            --
                                           --------     --------     --------     --------     --------      --------
    Total Operating Revenues .........     $    880     $    464     $  2,305     $  2,080     $    135      $  5,612
                                           ========     ========     ========     ========     ========      ========

Net Income (Loss) (1) ................     $     56     $     72     $     52     $     38     $     (4)     $    214

SIX MONTHS ENDED JUNE 30, 1999
Sales and Other Operating Revenues ...     $  1,407     $    922     $  4,665     $  4,545     $     24      $ 11,563
Transfers Between Segments ...........          162          184           45          105           --            --
                                           --------     --------     --------     --------     --------      --------
    Total Operating Revenues .........     $  1,569     $  1,106     $  4,710     $  4,650     $     24      $ 11,563
                                           ========     ========     ========     ========     ========      ========

Net Income (Loss) ....................     $     92     $    154     $     45     $     42     $   (136)     $    197

SIX MONTHS ENDED JUNE 30, 1998
Sales and Other Operating Revenues ...     $  1,667     $    808     $  4,465     $  4,069     $    339      $ 11,348
Transfers Between Segments ...........          165          219           46           86           --            --
                                           --------     --------     --------     --------     --------      --------
    Total Operating Revenues .........     $  1,832     $  1,027     $  4,511     $  4,155     $    339      $ 11,348
                                           ========     ========     ========     ========     ========      ========

Net Income (Loss) (1) ................     $    144     $    215     $     86     $     95     $    (10)     $    530

--------------------
(1) Includes after-tax benefits (charges) from special items:


   THREE MONTHS ENDED JUNE 30, 1998
      Asset Sales                          $     --     $     31     $     --     $     --     $     --      $     31
      Litigation Charges                         --           --          (28)          --           --           (28)
                                           --------     --------     --------     --------     --------      --------
        Total                              $     --     $     31     $    (28)    $     --     $     --      $      3
                                           ========     ========     ========     ========     ========      ========


   SIX MONTHS ENDED JUNE 30, 1998
      Asset Sales                          $     --     $     54     $     --     $     --     $     --      $     54
      Litigation Charges                         --           --          (28)          --           --           (28)
                                           --------     --------     --------     --------     --------      --------
        Total                              $     --     $     54     $    (28)    $     --     $     --      $     26
                                           ========     ========     ========     ========     ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         CASH PROVIDED BY OPERATIONS

         Cash provided by operations in the first six months of 1999 increased $122 million to $670 million versus $548 million in the first six months of 1998. Cash provided by operations before changes in operating assets and liabilities decreased $282 million compared to the first six months of 1998, primarily due to lower net realized natural gas prices, weaker refined product margins and increased interest expense, partly offset by higher volumes. Positive changes to net operating assets and liabilities of $404 million were due to timing of payments on other operating liabilities, lower 1999 tax payments and higher 1999 accrued interest expense. Partly offsetting these improvements was an increase in accounts receivable due to the rise in crude oil prices during the first half of 1999 as compared to the decrease in crude oil prices during the first half of 1998.

INVESTMENT ACTIVITIES

         CAPITAL EXPENDITURES AND INVESTMENTS

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                          ------------------------
                                                             1999          1998
                                                          ----------     ---------
                                                               (IN MILLIONS)
Upstream:
    United States ......................................  $      207     $     384
    International ......................................         376           420
                                                          ----------     ---------
         Total Upstream ................................         583           804
Downstream:
    United States ......................................          79            80
    International ......................................         119           161
                                                          ----------     ---------
         Total Downstream ..............................         198           241
Corporate and Other ....................................          13             5
                                                          ----------     ---------
         Total Capital Expenditures and Investments ....  $      794     $   1,050
                                                          ==========     =========

    United States ......................................  $      299     $     469
    International ......................................         495           581
                                                          ----------     ---------
         Total .........................................  $      794     $   1,050
                                                          ==========     =========


         Total capital expenditures and investments (excluding amounts paid in the first quarter of 1999 for the completion of 1998 acquisitions) were $794 million, a decrease of $256 million, or 24 percent, versus capital expenditures and investments of $1,050 for the first six months of 1998. The decrease is primarily due to lower spending on Upstream capital projects in the United States. Described below is a more detailed analysis of capital expenditures and investments by operating segments within the United States and International. Capital expenditures and investments do not include expensed exploration costs.

         Upstream

         Upstream capital expenditures and investments (excluding amounts paid in the first quarter of 1999 for the completion of 1998 acquisitions) totaled $583 million in the first six months of 1999. The decrease was $221 million, or approximately 27 percent, compared to $804 million for the first six months of 1998, primarily a result of an overall reduction in the capital expenditure program, including exploration, partly offset by increased 1999 investments in Petrozuata, a joint venture in Venezuela.

         United States

         During the first six months of 1999, Conoco spent $207 million on Upstream capital projects in the United States, a decrease of $177 million, or 46 percent, from $384 million in the first six months of 1998. Expenditures in the first six months of 1999 focused on the continued development of the Lobo field in South Texas and the completion of the Ursa field, as well as the drilling of the Magnolia discovery in the deepwater Gulf of Mexico.

         International

         International Upstream capital expenditures and investments totaled $376 million in the first six months of 1999, a decrease of $44 million, or ten percent, from $420 million in the first six months of 1998. The 1999 expenditures include investments in Petrozuata, as well as continued development of various fields in the U.K. and the Norwegian sector of the North Sea.

         Downstream

         Downstream capital expenditures and investments totaled $198 million in the first six months of 1999, a decrease of $43 million, or 18 percent, versus $241 million in the first six months of 1998, primarily reflecting reduced expenditures associated with the Melaka refinery in the Asia Pacific region that was completed in the second half of 1998.

         United States

         During the first six months of 1999, Conoco spent $79 million on Downstream capital projects in the United States, down $1 million, or one percent, from $80 million in the first six months of 1998. The majority of the funds spent were used to support continuing refining operations.

         International

         During the first six months of 1999, Conoco spent $119 million on Downstream international capital expenditures and investments, down $42 million, or 26 percent, from $161 million in the first six months of 1998. Expenditures in the first six months of 1999 focused on strengthening Conoco's retail marketing position, as well as on investment in the Melaka Refinery in Malaysia and the Humber Refinery in the U.K.

         Corporate and Other

         Corporate and other capital expenditures totaled $13 million in the first six months of 1999. Expenditures were primarily related to project costs associated with the construction of power generation facilities.

         PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

         Conoco's investment activities also included proceeds of $38 million from the sale of assets during the first six months of 1999, a decrease of $310 million, or 89 percent, from $348 million in the first six months of 1998, which included $54 million from the sale of North Sea producing and non-producing properties and $156 million from the sale of various Downstream assets in the U.S. These sales resulted from Conoco's ongoing strategic portfolio realignment.

         FINANCING ACTIVITIES

         Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its dividends, if any, capital expenditures and working capital requirements and to service debt.

         In connection with the separation from DuPont, Conoco incurred indebtedness to DuPont, consisting of a $7,500 million dividend promissory note, other intercompany notes and borrowings under a revolving credit agreement with DuPont.

         In April 1999, Conoco issued and sold in a public offering $4,000 million in senior fixed-rate debt securities with a weighted average interest rate of 6.49 percent. The net proceeds of this offering of $3,970 million were used to repay a portion of Conoco's separation-related indebtedness to DuPont. The remaining debt owed to DuPont was repaid in May 1999 with proceeds from a commercial paper program. The commercial paper program provides Conoco with up to $2,000 million of borrowing capacity and gives Conoco the ability to issue commercial paper at any time with various maturities not to exceed 270 days. As of June 30, 1999, Conoco had $988 million of commercial paper outstanding, bearing a weighted average interest rate of 5.26 percent.

         Upon repayment of the indebtedness to DuPont, Conoco and DuPont terminated the revolving credit agreement.

         Total debt of Conoco was $5,105 million at June 30, 1999, up $364 million, versus $4,741 million at year-end 1998. The debt-to-capitalization ratio at June 30, 1999 was 54 percent compared to 52 percent at year-end 1998.

(b) RESULTS OF OPERATIONS

 CONSOLIDATED RESULTS

                                                                           THREE MONTHS                SIX MONTHS
                                                                               ENDED                      ENDED
                                                                              JUNE 30                    JUNE 30
                                                                      ----------------------      ----------------------
                                                                        1999          1998          1999          1998
                                                                      --------      --------      --------      --------
                                                                                          (IN MILLIONS)
    SALES AND OTHER OPERATING REVENUES
       Upstream
        United States ...........................................     $    701      $    804      $  1,407      $  1,667
        International ...........................................          443           352           922           808
                                                                      --------      --------      --------      --------
           Total Upstream .......................................        1,144         1,156         2,329         2,475
       Downstream
        United States ...........................................        2,703         2,280         4,665         4,465
        International ...........................................        2,402         2,041         4,545         4,069
                                                                      --------      --------      --------      --------
           Total Downstream .....................................        5,105         4,321         9,210         8,534
       Corporate and Other ......................................            3           135            24           339
                                                                      --------      --------      --------      --------
           Total Sales and Other Operating Revenues .............     $  6,252      $  5,612      $ 11,563      $ 11,348
                                                                      ========      ========      ========      ========

    AFTER-TAX OPERATING INCOME
       Upstream
        United States ...........................................     $     52      $     56      $     92      $    144
        International ...........................................           86            72           154           215
                                                                      --------      --------      --------      --------
           Total Upstream .......................................          138           128           246           359
       Downstream
        United States ...........................................           28            52            45            86
        International ...........................................           19            38            42            95
                                                                      --------      --------      --------      --------
           Total Downstream .....................................           47            90            87           181
       Corporate and Other Operating ............................          (19)          (19)          (34)          (39)
                                                                      --------      --------      --------      --------
           Total After-Tax Operating Income .....................          166           199           299           501
       Interest and Other Non-Operating Income (Expenses) Net
         of Tax .................................................          (52)           15          (102)           29
                                                                      --------      --------      --------      --------
    CONSOLIDATED NET INCOME .....................................     $    114      $    214      $    197      $    530
                                                                      ========      ========      ========      ========


SPECIAL ITEMS

           Consolidated net income includes the following non-recurring items on an after-tax basis:

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                              JUNE 30                   JUNE 30
                                                                      ---------------------      ---------------------
                                                                          1999         1998          1999         1998
                                                                      --------     --------      --------     --------
                                                                                        (IN MILLIONS)
    UPSTREAM
       Asset sales ..............................................     $     --     $     31      $     --     $     54
                                                                      --------     --------      --------     --------
           Total Upstream Special Items .........................     $     --     $     31      $     --     $     54
                                                                      ========     ========      ========     ========

    DOWNSTREAM
       Litigation charges .......................................     $     --     $    (28)     $     --     $    (28)
                                                                      --------     --------      --------     --------
           Total Downstream Special Items .......................     $     --     $    (28)     $     --     $    (28)
                                                                      ========     ========      ========     ========

    TOTAL SPECIAL ITEMS  ........................................     $     --     $      3      $     --     $     26
                                                                      ========     ========      ========     ========

         There were no special items for the first six months of 1999. Special items for the first six months of 1998 reflected a $23 million gain from the sale of certain properties in the North Sea, and a $31 million gain from the sale of an international subsidiary, partly offset by a $28 million charge for litigation.

         Second Quarter 1999 versus Second Quarter 1998

         Conoco had second quarter consolidated net income of $114 million in 1999, down 47 percent from $214 million in the second quarter of 1998, and down 46 percent from second quarter of 1998 earnings before special items of $211 million. Lower earnings primarily reflected significantly weaker refining margins, higher interest expense and lower net realized natural gas prices, partly offset by increased natural gas volumes, higher crude oil prices, improved equity earnings, reduced exploration expenses and higher refining and marketing volumes.

         Sales and other operating revenues for the second quarter of 1999 were $6,252 million, up 11 percent from $5,612 million in the second quarter of 1998. The rise was primarily due to higher refined product prices and sales volumes, as well as higher crude oil prices and increased natural gas volumes, which were partly offset by reduced power trading revenues and lower natural gas prices. Conoco's worldwide net realized crude oil price was $15.15 per barrel for the quarter, up $2.70 per barrel, or 22 percent, from $12.45 per barrel in the second quarter of 1998. Worldwide net realized natural gas prices averaged $1.83 per thousand cubic feet (mcf) for the quarter, compared with $2.15 per mcf in the same period in 1998, a reduction of 15 percent.

         Worldwide crude oil and condensate production in the second quarter of 1999 was 312,000 barrels per day versus 314,000 barrels per day in the second quarter of 1998, a one percent decrease. U.S. crude oil and condensate production was down 12 percent, or 6,000 barrels per day, primarily due to disposition of various small, non-strategic properties in 1998 and natural decline; however international production was up two percent due to the new production of condensate from the Britannia field, crude oil from the Banff field and crude oil from Petrozuata.

         Worldwide natural gas production in the second quarter of 1999 was up 20 percent to 1,579 million cubic feet per day from 1,318 million cubic feet per day in the second quarter of 1998. U.S. natural gas deliveries were up four percent from the second quarter of 1998, primarily from increased production from prior development drilling in the Lobo field in South Texas, partly offset by dispositions of some non-strategic assets and natural production declines. International natural gas deliveries were up 51 percent from the second quarter of 1998 due to the new production from the Britannia and Viking Phoenix gas fields in the U.K.

         Worldwide refined product sales were 1,163,000 barrels per day, up ten percent versus 1998. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the second quarter of 1999 totaled $556 million, down 54 percent compared to $1,200 million in the second quarter of 1998, primarily due to reduced crude oil and power trading activities.

         Cost of goods sold and other operating expenses for the second quarter of 1999 totaled $3,882 million, an increase of $521 million, or 16 percent, compared to $3,361 million in the second quarter of 1998, primarily due to higher refinery feedstock costs, partly offset by a reduction in power trading activities.

         Exploration expenses for the second quarter of 1999 totaled $74 million, a decline of $35 million, or 32 percent, compared to $109 million in the second quarter of 1998, primarily driven by cost reduction efforts, a more focused exploration program and lower dry hole costs.

         Depreciation, depletion and amortization ("DD&A") for the second quarter of 1999 totaled $282 million, an increase of $44 million, or 18 percent, compared to $238 million in the second quarter of 1998, primarily due to increased Upstream production volumes, field mix and DD&A rate changes.

         Provision for income taxes for the second quarter of 1999 totaled $46 million, down 28 percent compared to $64 million for the second quarter of 1998. This reflected lower pretax earnings partially offset by an effective tax rate of approximately 29 percent in the second quarter of 1999 compared to 23 percent in the second quarter of 1998.

         First Six Months 1999 versus First Six Months 1998

         Conoco had first six months consolidated net income of $197 million in 1999, down 63 percent from $530 million in the first six months of 1998 and down 61 percent from the first six months 1998 earnings before special items of $504 million. Lower earnings primarily reflected significantly weaker refined product margins, higher interest expense, lower net realized natural gas prices and fewer gains from asset dispositions than in 1998, partly offset by increased natural gas volumes and refining and marketing volumes, reduced exploration expenses and improved equity earnings.

         Sales and other operating revenues for the first six months of 1999 were $11,563 million, up two percent from $11,348 million in the first six months of 1998, primarily due to higher refined product prices and increased natural gas production partly offset by reduced power trading revenues and lower natural gas prices. Conoco's worldwide net realized crude oil price was $13.02 per barrel for the first six months of 1999, down $0.06 per barrel, or flat versus the $13.08 per barrel in the first six months of 1998. Worldwide net realized natural gas prices averaged $1.96 per thousand cubic feet (mcf) for the first six months of 1999, compared with $2.39 per mcf in the same period in 1998, a reduction of 18 percent.

         Worldwide crude oil and condensate production in the first six months of 1999 was 319,000 barrels per day versus 317,000 barrels per day in the first six months of 1998, a one percent increase. Worldwide natural gas production in the first six months of 1999 was up 30 percent to 1,697 million cubic feet per day from 1,308 million cubic feet per day of 1998. U.S. natural gas production was up 11 percent, primarily as a result of increased production from prior development drilling in the Lobo field in South Texas. International natural gas production was up 61 percent due to the new production from the Britannia and Viking Phoenix gas fields in the U.K.

         Worldwide refined product sales were 1,136,000 barrels per day, up ten percent versus 1998. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the first six months of 1999 totaled $1,513 million, down 37 percent compared to $2,400 million in the first six months of 1998, primarily due to reduced crude oil and power trading activities.

         Cost of goods sold and other operating expenses for the first six months of 1999 totaled $6,887 million, an increase of $133 million, or two percent, compared to $6,754 million in the first six months of 1998, primarily due to higher refinery feedstock costs, partly offset by the reduction in power trading activities.

         Exploration expenses for the first six months of 1999 totaled $120 million, a decline of $56 million, or 32 percent, compared to $176 million in the first six months of 1998, primarily driven by cost reduction efforts, a more focused exploration program and lower dry hole costs.

         Depreciation, depletion and amortization for the first six months of 1999 totaled $584 million, an increase of $79 million, or 16 percent, compared to $505 million in the first six months of 1998, primarily due to increased Upstream production volumes, field mix and DD&A rate changes.

         Provision for income taxes for the first six months of 1999 totaled $97 million, down 62 percent compared to $254 million for the first six months of 1998 primarily driven by lower pretax income with the effective tax rate essentially flat versus the prior year.

UPSTREAM SEGMENT RESULTS

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30                   JUNE 30
                                                       ---------------------      ---------------------
                                                           1999         1998          1999         1998
                                                       --------     --------      --------     --------
                                                                         (IN MILLIONS)
        After-Tax Operating Income
            United States ........................     $     52     $     56      $     92     $    144
            International ........................           86           72           154          215
                                                       --------     --------      --------     --------
               After-Tax Operating Income ........     $    138     $    128      $    246     $    359
        Special Items
            United States ........................     $     --     $     --      $     --     $     --
            International ........................           --          (31)           --          (54)
                                                       --------     --------      --------     --------
               Special Items .....................     $     --     $    (31)     $     --     $    (54)
        Earnings Before Special Items
            United States ........................     $     52     $     56      $     92     $    144
            International ........................           86           41           154          161
                                                       --------     --------      --------     --------
               Earnings Before Special Items .....     $    138     $     97      $    246     $    305
                                                       ========     ========      ========     ========

         Second Quarter 1999 versus Second Quarter 1998

         Upstream earnings before special items were $138 million in the second quarter of 1999, up 42 percent from $97 million in the second quarter of 1998. U.S. Upstream earnings before special items totaled $52 million in the second quarter of 1999, down seven percent from $56 million in the comparable period of 1998. Lower U.S. Upstream earnings were due to lower natural gas prices, decreased crude oil volumes resulting from natural declines and the sale of various small, non-strategic properties in 1998, higher depreciation, depletion and amortization charges and fewer gains from asset dispositions. These factors more than offset increased natural gas production, higher crude oil prices and lower exploration expenses. Natural gas volumes in the United States were up four percent, as production from the Lobo field in South Texas increased more than production declined elsewhere. International Upstream earnings before special items were $86 million, up 110 percent, from $41 million in the comparable period in 1998, primarily attributable to higher oil prices, increased natural gas production, improved equity earnings and lower exploration expenses, partly offset by lower natural gas prices and fewer gains from non-strategic asset dispositions.

         First Six Months 1999 versus First Six Months 1998

         Upstream earnings before special items were $246 million in the first six months of 1999, down 19 percent from $305 million in the first six months of 1998. U.S. Upstream earnings before special items totaled $92 million in the first six months of 1999, down 36 percent from $144 million in the comparable period of 1998. Lower U.S. Upstream earnings were due to lower natural gas prices, decreased crude oil volumes resulting from natural declines and the sale of various small, non-strategic properties in 1998, higher depreciation, depletion and amortization charges and fewer gains from asset dispositions. These factors more than offset increased natural gas production and lower exploration expenses. Natural gas volumes in the United States were up 11 percent, as production from the Lobo field in South Texas increased more than production declined elsewhere. International Upstream earnings before special items were $154 million, down four percent, from $161 million in the comparable period in 1998, primarily attributable to lower natural gas prices, higher depreciation, depletion and amortization charges and fewer gains from non-strategic asset dispositions, partly offset by increased natural gas and condensate production from the Britannia field, higher equity earnings and lower exploration expenses.

DOWNSTREAM SEGMENT RESULTS

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30                   JUNE 30
                                                       ---------------------     ---------------------
                                                         1999         1998         1999         1998
                                                       --------     --------     --------     --------
                                                                       (IN MILLIONS)
           After-Tax Operating Income
               United States .....................     $     28     $     52     $     45     $     86
               International .....................           19           38           42           95
                                                       --------     --------     --------     --------
                 After-Tax Operating Income ......     $     47     $     90     $     87     $    181
           Special Items
               United States .....................     $     --     $     28     $     --     $     28
               International .....................           --           --           --           --
                                                       --------     --------     --------     --------
                 Special Items ...................     $     --     $     28     $     --     $     28
           Earnings Before Special Items
               United States .....................     $     28     $     80     $     45     $    114
               International .....................           19           38           42           95
                                                       --------     --------     --------     --------
                 Earnings Before Special Items ...     $     47     $    118     $     87     $    209
                                                       ========     ========     ========     ========

         Second Quarter 1999 versus Second Quarter 1998

         Downstream earnings before special items were $47 million for the second quarter of 1999, down 60 percent from $118 million in the comparable period in 1998. U.S. Downstream earnings before special items were $28 million for the second quarter of 1999, down 65 percent from $80 million for the second quarter of 1998, due to significantly weaker refining margins, partly offset by higher refined product sales volumes, benefits from a tax settlement and gains from the sale of non-strategic assets. International Downstream earnings before special items were $19 million for the second quarter of 1999, down 50 percent from $38 million in the comparable period in 1998, reflecting significantly lower refining margins that were only partly offset by higher refined product sales volumes.

         First Six Months 1999 versus First Six Months 1998

         Downstream earnings before special items were $87 million for the first six months of 1999, down 58 percent from $209 million in the comparable period in 1998. U.S. Downstream earnings before special items were $45 million for the first six months of 1999, down 61 percent from $114 million for the first six months of 1998, due to very weak refining margins, partly offset by higher refined product sales volumes. International Downstream earnings before special items were $42 million for the first six months of 1999, down 56 percent from $95 million in the comparable period in 1998, reflecting significantly lower refining margins that were only partly offset by higher refined product sales volumes and marketing margins.

CORPORATE AND OTHER SEGMENT RESULTS

         CORPORATE AND OTHER OPERATING

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30                     JUNE 30
                                                            ----------------------      ----------------------
                                                              1999          1998          1999          1998
                                                            --------      --------      --------      --------
                                                                               (IN MILLIONS)

           After-Tax Operating Income (Loss) ..........     $    (19)     $    (19)     $    (34)     $    (39)
           Special Items ..............................           --            --            --            --
                                                            --------      --------      --------      --------
           Earnings (Losses) Before Special Items .....     $    (19)     $    (19)     $    (34)     $    (39)
                                                            ========      ========      ========      ========

         Second Quarter 1999 versus Second Quarter 1998

         Corporate and other operating losses were $19 million for the second quarter of 1999, equal to the comparable period in 1998.

         First Six Months 1999 versus First Six Months 1998

         Corporate and other operating losses were $34 million for the first six months of 1999, an improvement of 13 percent from a loss of $39 million for the comparable period in 1998, resulting from lower administrative costs.

         INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET OF TAX

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                     JUNE 30
                                                       ----------------------      ----------------------
                                                           1999          1998          1999          1998
                                                       --------      --------      --------      --------
                                                                          (IN MILLIONS)
           Interest Expense on Debt ..............     $    (49)     $     --      $    (96)     $     --
           Interest Income .......................            3            20             8            39
           Exchange Gains (Losses) ...............            4            (2)            6             5
           Other Corporate Expenses (1) ..........          (10)           (3)          (20)          (15)
                                                       --------      --------      --------      --------
               Total .............................     $    (52)     $     15      $   (102)     $     29
                                                       ========      ========      ========      ========

-------------------------
(1)   Includes other non-operating items.

         Second Quarter 1999 versus Second Quarter 1998

         Interest and other non-operating expenses for the second quarter of 1999 were a loss of $52 million compared to income of $15 million in the comparable period in 1998, primarily reflecting an increase in interest expense from separation-related debt and lower interest income.

         First Six Months 1999 versus First Six Months 1998

         Interest and other non-operating expenses for the first six months of 1999 were a loss of $102 million compared to income of $29 million in the comparable period in 1998, primarily reflecting an increase in interest expense from separation-related debt and lower interest income.

TAX MATTERS

         As a result of the separation and the Offerings, Conoco is no longer able to combine the results of its operations with those of DuPont in reporting income for U.S. federal income tax purposes and for state and non-U.S. income tax purposes in certain states and countries. Conoco believes this will not have a material adverse effect on its earnings.

         In connection with the separation from DuPont, Conoco and DuPont entered into a tax sharing agreement. Several matters under the tax sharing agreement are currently in dispute between Conoco and DuPont. DuPont's obligations to Conoco arising out of the most significant of these matters could range from zero to up to approximately $160 million, depending on the outcome of the dispute. The effect of the dispute is not currently reflected in Conoco's financial statements and, regardless of the outcome of this dispute, Conoco believes the result will not be material to its financial position.

         During the period ended June 30, 1999, Conoco's net deferred tax assets increased, primarily as a result of the recognition of $90 million of carryforwards related to foreign tax credits, alternative fuels tax credits and the U.S. alternative minimum tax. Conoco believes it is more likely than not that the additional deferred tax assets related to these foreign tax credits and alternative fuels tax credits will be realized in the current year. Further, Conoco believes it is more likely than not the alternative minimum tax credits will be realized in future years.

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

         Conoco has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in production, plant, transportation and marketing facilities. External parties include any third party with which Conoco interacts. Most of the resources committed to this work are internal.

         Managing Year 2000 risk is being handled in three tiers - through Year 2000 Compliance Plans, Mitigation Plans and Emergency Recovery Plans. The Year 2000 Compliance Plans include inventorying and assessing risk, and outlining action to be taken for each of these items. Year 2000 Compliance Plans have been developed and are being implemented for all business units. Mitigation Plans outline a list of actions that will be taken at specified times to further minimize risk. These plans are currently being developed for areas in which the Year 2000 Compliance Plans may not adequately address all of the relevant risk issues. For example, Conoco cannot be guaranteed that external partners will be ready for the year 2000. Therefore, operations that rely heavily on external partners will develop Mitigation Plans. Mitigation Plans will be developed, as needed, for all business units by the end of the third quarter of 1999.

         Emergency Recovery Plans already exist in many of Conoco's operations to address other issues such as oil tanker spills and plant explosions. Typically, the Emergency Recovery Plans address the results of single events. These plans are designed to facilitate the resumption of normal operations following a disruption. In contrast to a "normal" disruption, the scope of Year 2000 issues may cause multiple concurrent events. Accordingly, it is expected that the Emergency Recovery Plans will be reviewed and supplemented to address Year 2000 risks by the end of the third quarter of 1999.

         Currently contingency plans call for close monitoring of information technology, field operations and external supply during and around critical dates. Additional staff including senior management will be available to monitor operations and deal with disruptions that might occur. Some critical inventories and products will be increased.

         The progress reported below covers only the replacement or upgrade of existing non-compliant systems. Replacement projects planned and managed outside of the Year 2000 Program have been excluded. Approximately 87 percent of the work required to fix Year 2000 issues identified by the Year 2000 Program has been completed.

         In the information technology area, inventory and assessment audits have been completed. Corrective action in the mainframe, midrange and desktop environments will be completed by the end of the third quarter of 1999 and telecommunications and business application software by the end of the fourth quarter of 1999.

         In the plant systems area, inventory and assessment audits have been completed. Conoco is relying on vendor testing of hardware, software and embedded chips, with certification and validation through limited internal testing and/or industry test results. Downtime for normally scheduled plant maintenance will be used to conduct testing, with completion of corrective action expected by the end of the third quarter of 1999.

         With respect to external parties, the inventory of critical external parties and initial risk assessment is complete. Various methods are being used to assess and monitor external party readiness including letters, phone calls, meetings and SEC disclosure statements. Monitoring of risk in this area will continue throughout 1999.

         The total cost of Year 2000 activities is not expected to be material to Conoco's operations, liquidity or capital resources. Costs are being managed within each business unit. The total estimated cost for Conoco's Year 2000 work is $46 million. 1997 costs were $5 million, 1998 costs were $25 million and through the second quarter 1999 costs were $8 million. This includes costs for the replacement or upgrade of existing non-compliant systems. Replacement projects planned and managed outside of the Year 2000 program have been excluded. In order to control costs, Conoco is taking advantage of savings presented by its memberships in industry organizations.

         Conoco cannot guarantee that all third parties of business importance to Conoco will be prepared for the Year 2000. Therefore, the most likely worst case scenario may occur if Conoco's contingency plans do not adequately address the nature or extent of disruptions caused by external third parties, or by abnormal supply and demand patterns in late 1999 and early 2000. These disruptions could materially affect Conoco's operations, liquidity or capital resources. Given the diverse and global nature of Conoco operations, varying degrees of readiness and risk exist at each location. The company cannot quantify the impact or probability of these failures. Therefore, the company cannot further anticipate the potential impact of a worst case scenario. Conoco is developing contingency plans to address issues within Conoco's control. This program minimizes, but does not eliminate, risks related to external parties.

         This disclosure is provided pursuant to Securities Exchange Act Release No. 39-40277. As such, it is protected as a forward-looking statement under
Section 21E of the Securities Exchange Act of 1934. See Part II, Item 5(a) "Disclosure Regarding Forward-Looking Information." This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 USC Section 1 (1999), as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

RESTRUCTURING

         In December 1998, Conoco announced, that as a result of a comprehensive review of its assets and long-term strategy, Conoco was making organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. The announced plans are being implemented in 1999 and will result in a reduction of approximately 775 Upstream positions and 200 Downstream positions worldwide. About three quarters of the Upstream positions and about half of the Downstream positions affected will be in the United States. These reductions largely reflect the elimination of redundancies at all levels resulting from past and ongoing consolidation of assets into operations requiring less employee support as well as better sharing of common services and functions across regions. Associated with these announcements, Conoco recorded a charge in the fourth quarter of 1998 of $82 million pretax ($52 million after-tax), nearly all of which represents termination payments and related employee benefits to be made to persons affected. During the first six months of 1999 approximately 465 persons left Conoco under implementation of these realignment plans. Restructuring costs of $23 million were charged against the reserve for the first six months of 1999.

         We expect the restructuring efforts provided for in December 1998 will be substantially completed by year-end 1999.


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

         Conoco has established a Financial Risk Management Policy Framework that provides guidelines for entering into contractual arrangements (derivatives) to manage Conoco's commodity price, foreign currency rate and interest rate risks. The Conoco Risk Management Committee has ongoing responsibility for the content of this policy and has principal oversight responsibility to ensure Conoco is in compliance with the policy and that procedures and controls are in place for the use of commodity, foreign currency and interest rate instruments. These procedures clearly establish derivative control and valuation processes, routine monitoring and reporting requirements and counterparty credit approval procedures. Additionally, Conoco's internal audit group conducts routine reviews of these risk management activities to assess the adequacy of internal controls. The audit results are reviewed by the Conoco Risk Management Committee and by management.

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

         The fair value gain (loss) of outstanding derivative commodity instruments and the change in fair value that would be expected from a ten percent adverse price change are shown in the table below:

                                                                       CHANGE IN FAIR VALUE
                                                                         FROM 10% ADVERSE
                                                       FAIR VALUE          PRICE CHANGE
                                                       ----------           ----------
                                                                (IN MILLIONS)
AT JUNE 30, 1999
Crude Oil and Refined Products
      Hedging ....................................     $       (1)          $       (2)
      Trading ....................................             19                   (4)
                                                       ----------           ----------
      Combined ...................................     $       18           $       (6)
Natural Gas
      Hedging ....................................     $       13           $      (15)
      Trading ....................................             (1)                  --
                                                       ----------           ----------
      Combined ...................................     $       12           $      (15)

AT DECEMBER 31, 1998
Crude Oil and Refined Products
      Hedging ....................................     $       (1)          $       (5)
      Trading ....................................              3                    3
                                                       ----------           ----------
      Combined ...................................     $        2           $       (2)
Natural Gas
      Hedging ....................................     $      (25)          $      (20)
      Trading ....................................             (2)                  (1)
                                                       ----------           ----------
      Combined ...................................     $      (27)          $      (21)

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

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company ("YPL") and the Conoco Pipe Line Company as a 40 percent owner and operator of YPL. The Complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. The parties have reached an agreement to settle the case that requires the parties to pay a penalty of $165,000 and construct a fish passageway in the Jocko River to enhance the Bull Trout population. The court entered final settlement documents, and Conoco is in the process of implementing the terms of the settlement agreement.

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

         On February 18, 1999, the Oklahoma Department of Environmental Quality issued a notice of violation to Conoco's Ponca City refinery alleging certain violations of the Oklahoma Air Pollution Control Rules. Conoco believes this notice of violation will result in the Department seeking monetary sanctions of less than $100,000.

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

         We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the petroleum industry in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following:

         o fluctuations in crude oil and natural gas prices and refining and marketing margins;

         o failure or delays in achieving expected production from oil and gas development projects;

         o uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance;

         o        lack of exploration success;

         o disruption or interruption of our production facilities due to accidents or political events;

         o        international monetary conditions and exchange controls;

         o liability for remedial actions under environmental regulations;

         o disruption to our operations due to untimely or incomplete resolution of Year 2000 issues by us or other entities;

         o        liability resulting from litigation;

         o        world economic and political conditions; and

         o        changes in tax and other laws applicable to our business

(b)      SPLIT-OFF OF CONOCO FROM DUPONT

         On July 12, 1999, DuPont commenced an exchange offer in which it offered its stockholders the opportunity to receive 2.95 shares of Conoco Class B common stock in exchange for each share of DuPont common stock validly tendered and accepted in the exchange offer, up to a maximum of 147,980,872 DuPont shares. The exchange offer expired on August 6, 1999, and DuPont announced the final results of the exchange offer on August 12, 1999. As a result of the exchange offer, all of the 436,543,573 shares of Class B common stock owned by DuPont were distributed to DuPont stockholders. The exchange offer was the final step in DuPont's planned divestiture of Conoco. A copy of the press release of DuPont is attached as Exhibit 99.1 hereto.

         In connection with the completion of the exchange offer, Mr. Edgar S. Woolard and Mr. Gary M. Pfeiffer resigned from Conoco's board of directors as of the close of business on August 11, 1999. Mr. Archie W. Dunham was elected chairman of the board upon Mr. Woolard's resignation. The moves create two additional vacancies on Conoco's board that are expected to be filled in the near future. A copy of the Conoco press release is attached as Exhibit 99.2 hereto.

(c)      AMENDMENT TO RIGHTS AGREEMENT

         On July 29, 1999, Conoco amended its rights agreement to provide for uncertificated shares of Class A and Class B common stock owned by registered holders in book-entry accounts at Conoco's transfer agents. The amendment to the rights agreement is attached as Exhibit 4.1 hereto and is incorporated by reference herein in its entirety.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The exhibit index filed with this Form 10-Q is on page 28.

(b)      REPORTS ON FORM 8-K

         On April 16, 1999, Conoco filed a Current Report on Form 8-K for the following:

         Item. 5 Other Events and Item 7. Financial Statements and Exhibits regarding a Terms Agreement dated April 15, 1999, between Conoco and Credit Suisse First Boston Corporation and Salomon Smith Barney Inc., as representatives of several underwriters, relating to the $4,000 million offering of senior debt securities (Notes) by Conoco under its Registration Form S-3 (Registration No. 333-72291). The Form 8-K included as exhibits (i) the Terms Agreement, (ii) the form of the Underwriting Agreement, (iii) the terms of the Notes, including the form of Note, (iv) an opinion of Baker & Botts, L.L.P., counsel to the Company, as to certain tax matters relating to the Notes and (v) the Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 of the Trustee on Form T-1.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     CONOCO INC.
                                                     (Registrant)






                                       By:        /s/ W. DAVID WELCH
                                          ------------------------------------
                                            (As Duly Authorized Officer and
                                             Principal Accounting Officer)


Date: August 13, 1999

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------
         4.1      Second Amendment to Rights Agreement dated as of July 29, 1999 between Conoco Inc. and First Chicago Trust Company of New
                  York, as Rights Agent*

         4.2      Consent Action dated June 2, 1999 amending the Thrift Plan for
                  Employees of Conoco Inc. (incorporated by reference to Exhibit
                  4.9 of the registration statement of Conoco on Form S-8, Registration No. 333-80957)

         4.3      Consent Action dated June 2, 1999 amending the Thrift Plan for
                  Retail Employees of Conoco Inc. (incorporated by reference to
                  Exhibit 4.8 of the registration statement of Conoco on Form
                  S-8, Registration No. 333-80959)

         12       Computation of Ratio of Earnings to Fixed Charges*

         27       Financial Data Schedule*

         99.1     Press release of DuPont dated August 12, 1999*

         99.2     Press release of Conoco dated August 12, 1999*

-----------------

         *    Filed herein.