Form 10-Q
period 1999-09-30
CONOCO INC /DE
filed 1999-11-09
CIK 1066806

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

               For the Quarterly Period Ended September 30, 1999

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-14521

                                  CONOCO INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  (51-0370352)
(State or other jurisdiction of incorporation             (I.R.S. Employer
      of incorporation or organization)                  Identification No.)

                          600 NORTH DAIRY ASHFORD ROAD
                              HOUSTON, TEXAS 77079
                    (Address of principal executive offices)

                                 (281) 293-1000
              (Registrant's telephone number, including area code)

                             ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


         189,710,697 shares of Class A common stock, $0.01 par value, and 436,543,573 shares of Class B common stock, $0.01 par value, were outstanding as of November 5, 1999.


===============================================================================

                                  CONOCO INC.

                               TABLE OF CONTENTS


                                                                                                             Page(s)
                                                                                                             -------
Part I - Financial Information

   Item 1. Financial Statements

     Consolidated Statement of Income.....................................................................       1

     Consolidated Balance Sheet...........................................................................       2

     Consolidated Statement of Cash Flows.................................................................       3

     Notes to Consolidated Financial Statements...........................................................       4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations

      (a)  Financial Condition............................................................................      13

      (b)  Results of Operations..........................................................................      16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................      23

Part II - Other Information

   Item 1.    Legal Proceedings...........................................................................      24

   Item 5. Other Information

      (a)  Disclosure Regarding Forward-Looking Information...............................................      24

      (b)  Other Events...................................................................................      25

   Item 6. Exhibits and Reports on Form 8-K...............................................................      25

   Signature..............................................................................................      26

   Exhibit Index..........................................................................................      27

                                     PART I

                             FINANCIAL INFORMATION


Item 1.  Financial Statements


                                  CONOCO INC.

                CONSOLIDATED STATEMENT OF INCOME (NOTES 1 AND 3)
                                  (Unaudited)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30              SEPTEMBER 30
                                                          -----------------------   -----------------------
                                                             1999         1998         1999        1998
                                                          ----------   ----------   ----------   ----------
                                                                   (In millions, except per share)
Revenues
    Sales and Other Operating Revenues* ...............   $    7,409   $    5,916   $   18,972   $   17,264

    Equity in Earnings of Affiliates ..................           51           23           84           30

    Other Income ......................................           25           90           93          221
                                                          ----------   ----------   ----------   ----------
            Total Revenues ............................        7,485        6,029       19,149       17,515
                                                          ----------   ----------   ----------   ----------
Costs and Expenses

    Cost of Goods Sold and Other Operating Expenses ...        4,757        3,624       11,644       10,378

    Selling, General and Administrative Expenses ......          205          151          588          521

    Exploration Expenses ..............................           65           59          185          235

    Depreciation, Depletion and Amortization ..........          296          257          880          762

    Taxes Other Than on Income* .......................        1,697        1,529        4,943        4,425

    Interest and Debt Expense .........................           80          107          230          108
                                                          ----------   ----------   ----------   ----------
            Total Costs and Expenses ..................        7,100        5,727       18,470       16,429
                                                          ----------   ----------   ----------   ----------
Income Before Income Taxes ............................          385          302          679        1,086

Provision for Income Taxes ............................          162          119          259          373
                                                          ----------   ----------   ----------   ----------
Net Income (Note 10) ..................................   $      223   $      183   $      420   $      713
                                                          ==========   ==========   ==========   ==========

Earnings Per Share (Note 4)

    Basic .............................................   $      .36   $      .42   $      .67   $     1.63

    Diluted ...........................................   $      .35   $      .42   $      .66   $     1.63

Weighted Average Shares Outstanding (Note 4)

    Class A** .........................................          190           --          190           --

    Class B ...........................................          437          437          437          437
                                                          ----------   ----------   ----------   ----------
            Total Basic ...............................          627          437          627          437

    Stock Options** ...................................           10           --           10           --
                                                          ----------   ----------   ----------   ----------
            Total Diluted .............................          637          437          637          437
Dividends Per Share of Common Stock (Note 5) ..........   $      .19   $       --   $      .52   $       --

---------------

 *   Includes petroleum excise taxes ..................   $    1,654   $    1,489   $    4,810   $    4,295

**   Earnings per share for the period prior to Conoco's initial public offerings was calculated using only
     Class B common stock as required by SFAS No. 128 (see Note 4).


                 See Notes to Consolidated Financial Statements

                                  CONOCO INC.

                   CONSOLIDATED BALANCE SHEET (NOTES 1 AND 3)
                                  (Unaudited)


                                                         ASSETS
                                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                                     1999         1998
                                                                                                -------------  ------------
                                                                                                       (In millions)
Current Assets

   Cash and Cash Equivalents ..................................................................   $      318    $      394

   Accounts and Notes Receivable ..............................................................        1,460         1,191

   Inventories (Note 6) .......................................................................          824           807

   Prepaid Expenses ...........................................................................          280           378
                                                                                                  ----------    ----------
      Total Current Assets ....................................................................        2,882         2,770

Property, Plant and Equipment .................................................................       22,611        22,094

Less: Accumulated Depreciation, Depletion and Amortization ....................................      (11,356)      (10,681)
                                                                                                  ----------    ----------
Net Property, Plant and Equipment .............................................................       11,255        11,413

Investment in Affiliates ......................................................................        1,526         1,363

Other Assets ..................................................................................          519           529
                                                                                                  ----------    ----------
      Total ...................................................................................   $   16,182    $   16,075
                                                                                                  ==========    ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts Payable ...........................................................................   $    1,404    $    1,312

   Short-term Borrowings and Capital Lease Obligations ........................................          701            52

   Income Taxes ...............................................................................          108           199

   Other Accrued Liabilities (Note 7) .........................................................        1,304         1,162
                                                                                                  ----------    ----------
      Total Current Liabilities ...............................................................        3,517         2,725

Long-term Borrowings-- Related Parties ........................................................           --         4,596

Long-term Borrowings and Capital Lease Obligations ............................................        4,087            93

Deferred Income Taxes .........................................................................        1,681         1,714

Other Liabilities and Deferred Credits ........................................................        2,173         2,200
                                                                                                  ----------    ----------
      Total Liabilities .......................................................................       11,458        11,328
                                                                                                  ----------    ----------
Commitments and Contingent Liabilities (Note 8)

Minority Interests ............................................................................          311           309

Stockholders' Equity

   Preferred Stock, $.01 par value:

   250,000,000 shares authorized; none issued .................................................           --            --

   Class A Common Stock, $.01 par value:

   3,000,000,000 shares authorized; 191,497,821 shares issued .................................            2             2
   Class B Common Stock, $.01 par value:
   1,600,000,000 shares authorized; 436,543,573 shares issued and outstanding .................            4             4

   Additional Paid-In Capital .................................................................        4,977         4,955

   Accumulated Deficit ........................................................................         (159)         (244)

   Accumulated Other Comprehensive Loss (Note 9) ..............................................         (377)         (274)
      Treasury Stock, at cost (1,303,159 and 249,863 Class A shares at September 30,
      1999 and December 31, 1998, respectively) ...............................................          (34)           (5)
                                                                                                  ----------    ----------
      Total Stockholders' Equity ..............................................................        4,413         4,438
                                                                                                  ----------    ----------
      Total ...................................................................................   $   16,182    $   16,075
                                                                                                  ==========    ==========


                 See Notes to Consolidated Financial Statements

                                   CONOCO INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS (NOTES 1 AND 3)
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                   ------------------------
                                                                                      1999          1998
                                                                                   ----------    ----------
                                                                                         (In millions)

Cash Provided by Operations
    Net Income .................................................................   $      420    $      713
    Adjustments to Reconcile Net Income to Cash Provided by Operations:
       Depreciation, Depletion and Amortization ................................          880           762
       Dry Hole Costs and Impairment of Unproved Properties ....................           83            79
       Deferred Income Taxes ...................................................          (73)          164
       Income Applicable to Minority Interests .................................           18            16
       Other Noncash Charges and Credits-- Net .................................          (44)         (110)
       Decrease (Increase) in Operating Assets:
          Accounts and Notes Receivable ........................................         (281)          163
          Inventories ..........................................................          (32)         (155)
          Other Operating Assets ...............................................           71          (107)
       Increase (Decrease) in Operating Liabilities:
         Accounts Payable and Other Operating Liabilities ......................          487           115
         Accrued Interest and Income Taxes .....................................          (12)         (376)
                                                                                   ----------    ----------
             Cash Provided by Operations .......................................        1,517         1,264
                                                                                   ----------    ----------

Investment Activities
    Purchases of Property, Plant and Equipment .................................       (1,104)       (1,412)
    Investments in Affiliates-- Net ............................................         (192)         (315)
    Proceeds from Sales of Assets and Subsidiaries .............................           52           389
    Net Decrease (Increase) in Short-term Financial Instruments ................           35           (76)
                                                                                   ----------    ----------
             Cash Used for Investment Activities ...............................       (1,209)       (1,414)
                                                                                   ----------    ----------

Financing Activities
    Cash Dividends (Note 5) ....................................................         (326)           --
    Treasury Stock Purchases-- Net .............................................          (42)           --
    Short-term Borrowings-- Net ................................................          666           (18)
    Long-term Borrowings-- Receipts ............................................        3,970            --
                        -- Payments ............................................          (20)           (3)
    Related Party Borrowings-- Receipts ........................................          865           927
                            -- Payments ........................................       (5,461)       (1,739)
    Related Party Notes Receivable--Net ........................................           --           114
    Net Cash Contribution From (To) Owner ......................................          (10)          113
    Decrease in Minority Interests .............................................          (16)          (16)
                                                                                   ----------    ----------
             Cash Used for Financing Activities ................................         (374)         (622)
                                                                                   ----------    ----------

Effect of Exchange Rate Changes on Cash ........................................          (10)           31
                                                                                   ----------    ----------
Decrease in Cash and Cash Equivalents ..........................................          (76)         (741)
Cash and Cash Equivalents at Beginning of Year .................................          394         1,147
                                                                                   ----------    ----------
Cash and Cash Equivalents at September 30 ......................................   $      318    $      406
                                                                                   ==========    ==========

Supplemental Schedule of Noncash Financing Activities:
    Dividends Paid to Owner (Note 3) ...........................................   $       --    $   (8,200)
    Promissory Note Payable - DuPont (Note 3) ..................................           --         7,500
    Notes Receivable - DuPont (Note 3) .........................................           --           700
                                                                                   ----------    ----------
        Total Noncash Financing Activities .....................................   $       --    $       --
                                                                                   ==========    ==========


                 See Notes to Consolidated Financial Statements

                                   CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     (Dollars in millions, except per share)


1.       BASIS OF PRESENTATION

         Conoco Inc., including its consolidated subsidiaries ("Conoco"), is an integrated, global energy company that is involved in the Upstream and Downstream operating segments of the petroleum industry. Activities of the Upstream operating segment include exploring for, developing, producing and selling crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. Conoco has four reporting segments for its Upstream and Downstream businesses, reflecting geographic division between the United States and International. Corporate and other includes general corporate expenses, financing costs and other non-operating items, results for power and related-party insurance operations.

         The initial public offerings (the "Offerings") of the Class A common stock of Conoco commenced on October 21, 1998, and the Class A common stock began trading on the New York Stock Exchange on October 22, 1998. The Offerings consisted of 191,456,427 shares of Class A common stock issued at a price of $23 per share, and represented E.I. du Pont de Nemours and Company's ("DuPont") first step in the planned divestiture of Conoco. After the Offerings, DuPont owned 100 percent of Conoco's Class B common stock (436,543,573 shares), representing approximately 70 percent of Conoco's outstanding common stock and approximately 92 percent of the combined voting power of all classes of voting stock of Conoco. The holders of Class A common stock and Class B common stock generally have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share on matters to be voted on by stockholders.

         On August 6, 1999 (the "split-off date"), DuPont concluded an exchange offer to its stockholders which resulted in all 436,543,573 shares of Class B common stock being distributed to DuPont stockholders. The exchange offer was the final step in DuPont's planned divestiture of Conoco.

         Prior to the date of the Offerings, operations were conducted by Conoco and, in some cases, subsidiaries of DuPont. The accompanying consolidated financial statements for the periods ended September 30, 1998 are presented on a carve-out basis prepared from DuPont's historical accounting records, and include the historical operations of both entities owned by Conoco and operations transferred to Conoco by DuPont at the time of the Offerings. In this context, no direct ownership relationship existed among all the various units comprising Conoco. Accordingly, net cash contributions from/to owner prior to the Offerings included funds transferred between Conoco and DuPont for operating needs, cash dividends paid and other equity transactions.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. In June 1999, the FASB approved the issuance of SFAS No. 137 deferring the effective date of SFAS No. 133 for one year. Consequently, Conoco is required to adopt SFAS No. 133 by the first quarter of 2001 and is currently assessing its effect on the consolidated financial statements.

3.       RELATED PARTY TRANSACTIONS

         The consolidated financial statements include significant related party transactions with DuPont involving services, such as cash management, other financial services, purchasing, legal, computer, corporate aviation and general corporate expenses that were provided between Conoco and DuPont organizations prior to the split-off date. For periods prior to the Offerings, the costs of services were directly charged or allocated between Conoco and DuPont using methods management believes were reasonable. These methods included negotiated usage rates, dedicated asset assignment and proportionate corporate formulas involving assets, revenues and employees. Such charges and allocations were not necessarily indicative of what would have been incurred if Conoco had been a separate entity.

         Amounts charged and allocated to Conoco for these services were $6 and $36 for the third quarter of 1999 and 1998, respectively, and $21 and $108 for the first nine months of 1999 and 1998, respectively, and were principally included in selling, general and administrative expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $2 and $12 for the third quarter of 1999 and 1998, respectively, and $15 and $37 for the first nine months of 1999 and 1998, respectively. These charges to DuPont were treated as reductions, as appropriate, of cost of goods sold and other operating expenses and selling, general and administrative expenses.

         Interest expense charged by DuPont was $117 for the third quarter of 1998, and $91 and $172 for the first nine months of 1999 and 1998, respectively, and reflected market-based interest rates. A portion of this was capitalized as costs associated with major construction projects. Interest income from DuPont was $12 for the third quarter of 1998 and $45 for the first nine months of 1998 and also reflected market-based interest rates.

                                   (Unaudited)
                     (Dollars in millions, except per share)


         Sales and other operating revenues included sales of products from Conoco to DuPont, principally natural gas and gas liquids to supply several DuPont plant sites. These sales totaled $32 and $108 for the third quarter of 1999 and 1998, respectively, and $211 and $317 for the first nine months of 1999 and 1998, respectively. Also included, for the third quarter of 1998 and the first nine months of 1998, were revenues of $4 and $14 from insurance premiums charged to DuPont for property and casualty coverage outside the United States. Purchases of products from DuPont during these periods were not material. Subsequent to the Offerings, these intercompany arrangements between DuPont and Conoco, excluding insurance coverage provided to DuPont, were provided under transition service agreements or other long-term agreements.

         Accounts and notes receivable included amounts due from DuPont of $80 at December 31, 1998 and represented current month balances of transactions between Conoco and DuPont, mainly product sales and certain charges billed annually. In September 1998, Conoco reduced notes receivable from DuPont through declaration of a $700 dividend. Accounts payable included amounts due DuPont of $52 at December 31, 1998. Other liabilities included accrued interest of $51 due DuPont at December 31, 1998.

         Amounts representing borrowings from DuPont, including its subsidiary organizations, are identified as related parties and presented separately in the consolidated balance sheet. In connection with the separation from DuPont, Conoco incurred indebtedness to DuPont, consisting of a dividend promissory note, other intercompany notes and borrowings under a revolving credit agreement. The largest component of this debt was the July 1998 dividend promissory note in the aggregate principal amount of $7,500 bearing interest at a rate of 6.0125 percent per annum.

         The net proceeds from the Offerings of $4,228 were used to repay a portion of the indebtedness owed to DuPont or purchase a portion of certain subsidiaries' indebtedness owed to DuPont. At December 31, 1998, Conoco had long-term borrowings from DuPont of $4,596.

         In April 1999, Conoco issued and sold in a public offering $4,000 in senior fixed-rate debt securities with a weighted average interest rate of 6.49 percent. The $3,970 net proceeds of this offering were used to repay a portion of Conoco's separation-related indebtedness to DuPont. The remaining debt owed to DuPont was repaid in May 1999 with proceeds from a commercial paper program. The commercial paper program provides Conoco with up to $2,000 of borrowing capacity and gives Conoco the ability to issue commercial paper at any time with various maturities not to exceed 270 days. As of September 30, 1999, Conoco had $671 of commercial paper outstanding, bearing a weighted average interest rate of 5.62 percent.

         Upon repayment of the indebtedness to DuPont, Conoco and DuPont terminated the revolving credit agreement.

4.       EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding plus the effects of certain Conoco employee and director award and fee deferrals that are invested in Conoco stock units (the denominator). Diluted EPS is similarly computed, except that the denominator is increased to include the dilutive effects of outstanding stock options awarded under Conoco's compensation plans.

         As described in Note 1, Conoco's capital structure was established at the time of the Offerings. In accordance with Securities Exchange Commission ("SEC") Staff Accounting Bulletin No. 98, the capitalization of Class B common stock has been retroactively reflected for the purposes of presenting earnings per share for the third quarter and first nine months of 1998. For the third quarter and first nine months of 1999, basic EPS reflected the weighted average number of shares of Class A and Class B common stock and deferred award units outstanding at September 30, 1999. Corresponding diluted EPS for the third quarter and first nine months of 1999 included an additional 10,085,208 and 9,227,600 shares, respectively, representing the weighted average dilutive effect of outstanding stock options that resulted from the concurrent cancellation of DuPont stock options at the date of the Offerings and the issuance of options with respect to Class A common stock.

                                   (Unaudited)
                     (Dollars in millions, except per share)


     The denominator is based on the following weighted average number of common shares outstanding:

                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                SEPTEMBER 30                 SEPTEMBER 30
                        --------------------------    --------------------------
                            1999           1998           1999          1998
                        -----------    -----------    -----------    -----------

Basic ..............    627,355,441    436,543,573    627,486,516    436,543,573

Diluted ............    637,440,649    436,543,573    636,714,116    436,543,573

         Variable stock options for 1,724,146 shares of Class A common stock were outstanding at September 30, 1999, but were not included in the computation of diluted EPS since the threshold price of $32.88 required for these options to be vested had not been reached. In addition, variable stock options for 1,400,000 shares of Class B common stock were outstanding at September 30, 1999, but were not included in the computation of diluted EPS as the threshold price of $35.00 on 700,000 options and $42.00 on the remaining 700,000 options had not been reached.

         Common shares held as treasury stock are deducted in determining the number of shares outstanding.

         For the three months and nine months ended September 30, 1999, stock options for 29,316 and 34,335 shares, respectively, of Class A common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

PRO FORMA EPS

         Pro forma EPS for the third quarter and the first nine months of 1998 included the shares of Conoco Class A and Class B common stock and deferred award units outstanding immediately after the Offerings as if the Offerings had been completed in the beginning of the period presented. Pro forma basic EPS was based on pro forma net income for the third quarter and the first nine months of 1998 divided by the total Class A and Class B common stock plus deferred award units outstanding immediately after the Offerings (basic shares). For pro forma diluted EPS, basic shares were adjusted to reflect the effect of outstanding stock options immediately after the Offerings as though outstanding for the periods presented. Pro forma net income reflected historical income for the periods adjusted to give effect to the transactions substantially completed in October 1998, which were directly associated with the Offerings and separation from DuPont.

                                   (Unaudited)
                     (Dollars in millions, except per share)


         The reconciliation of historical net income to pro forma net income with pro forma adjustments separately identified is as follows:

                                                                       THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                          ----------------------------------------------
                                                               1999           1998             1998
                                                              ACTUAL        PRO FORMA         ACTUAL
                                                          -------------   -------------    -------------

     Historical net income ............................   $         223   $         183    $         183

         Lower interest income(1) .....................              --              (7)              --

         Incremental interest expense adjustment(2) ...              --              45               --

         Related tax effects(3) .......................              --             (33)              --
                                                          -------------   -------------    -------------
     Net income .......................................   $         223   $         188    $         183
                                                          =============   =============    =============
     Earnings per share:

         Basic ........................................   $         .36   $         .30    $         .42

         Diluted ......................................   $         .35   $         .30    $         .42

     Weighted average shares outstanding:

         Basic ........................................     627,355,441     628,195,100      436,543,573

         Diluted ......................................     637,440,649     636,746,186      436,543,573


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                          ----------------------------------------------
                                                               1999           1998             1998
                                                              ACTUAL        PRO FORMA         ACTUAL
                                                          -------------   -------------    -------------

     Historical net income ............................   $         420   $         713    $         713

         Lower interest income(1) .....................              --             (60)              --

         Incremental interest expense adjustment(2) ...              --             (46)              --

         Related tax effects(3) .......................              --               3               --
                                                          -------------   -------------    -------------
     Net income .......................................   $         420   $         610    $         713
                                                          =============   =============    =============
     Earnings per share:

         Basic ........................................   $         .67   $         .97    $        1.63

         Diluted ......................................   $         .66   $         .96    $        1.63

     Weighted average shares outstanding:

         Basic ........................................     627,486,516     628,195,100      436,543,573

         Diluted ......................................     636,714,116     636,746,186      436,543,573

--------------
(1) Lower interest income due to settlement of related party notes receivables and the impact of currency exchange rates on certain intercompany loans purchased by Conoco from DuPont.

(2) Incremental interest expense adjustment resulting from Conoco's new debt structure.

(3) Tax effects associated with adjustments in (1) and (2) and the impact of the calculation of income taxes on a separate return basis.

5.   DIVIDENDS

1999 Dividends Declared and Paid on Class A and Class B Common Stock            DIVIDENDS
--------------------------------------------------------------------            PER SHARE
                                                                                ---------

First Quarter...............................................................    $   .14

Second Quarter..............................................................    $   .19

Third Quarter...............................................................    $   .19
                                                                                -------
Dividends Declared and Paid Through September 30, 1999......................    $   .52
                                                                                =======

                                   (Unaudited)
                     (Dollars in millions, except per share)


         On October 28, 1999, Conoco declared a quarterly cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on December 10, 1999, to stockholders of record on November 10, 1999.

6.       INVENTORIES

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          1999                 1998
                                                                      -------------        ------------

Crude oil and petroleum products...................................   $         683        $        661
Other merchandise..................................................              22                  22
Materials and supplies.............................................             119                 124
                                                                      -------------        ------------
                                                                      $         824        $        807
                                                                      =============        ============

7.       RESTRUCTURING

         In December 1998, Conoco announced that as a result of a comprehensive review of its assets and long-term strategy, Conoco was making organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. The announced plans are being implemented in 1999 and will result in a reduction of approximately 775 Upstream positions and 200 Downstream positions worldwide. About three quarters of the Upstream positions and about half of the Downstream positions affected will be in the United States. These reductions largely reflect the elimination of redundancies at all levels resulting from the disposition of assets and past and ongoing consolidation of assets into operations requiring less employee support as well as better sharing of common services and functions across regions. Associated with these announcements, Conoco recorded a charge in the fourth quarter of 1998 of $82 pretax ($52 after-tax), nearly all of which represents termination payments and related employee benefits to be made to persons affected. During the first nine months of 1999, 578 persons left Conoco under implementation of these realignment plans. The following table shows the status of, and changes to, the restructuring reserve for the first nine months of 1999.

                                                                         AMOUNTS
                                                                         -------
Reserve at December 31, 1998.......................................      $   82

    Expenditures...................................................         (36)

    New accruals...................................................          --
                                                                         ------
Reserve at September 30, 1999......................................      $   46
                                                                         ======

         We expect the restructuring efforts provided for in December 1998 to be largely completed by December 31, 1999 with the remaining identified positions eliminated in early 2000 as asset sales are finalized.

8.       COMMITMENTS AND CONTINGENT LIABILITIES

         Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at September 30, 1999, Conoco had obligations under international contracts to purchase, over periods up to 19 years, natural gas at prices that were in excess of current market prices at September 30, 1999. No material annual loss is expected from these long-term commitments.

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

                                   (Unaudited)
                     (Dollars in millions, except per share)


ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of Conoco.

         Conoco is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in
Note 2 to the consolidated financial statements presented in Conoco's 1998 Annual Report on Form 10-K as amended. Conoco has assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past, which are included in the environmental accrual. At September 30, 1999, such accrual amounted to $120 and, in management's opinion, was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. Although future remediation expenditures in excess of current reserves are possible, the effect of any such excess on future financial results is not subject to reasonable estimation because of the considerable uncertainty regarding the cost and timing of expenditures. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

         Conoco has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At September 30, 1999, these indirect guarantees totaled $9 and Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,253 of the obligations of certain affiliated companies and others. No material loss is anticipated by reason of such agreements and guarantees.

9.       COMPREHENSIVE INCOME

         The following sets forth Conoco's comprehensive income for the periods shown:

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30              SEPTEMBER 30
                                                     -----------------------   ------------------------
                                                        1999         1998         1999          1998
                                                     ----------   ----------   ----------    ----------

Net Income .......................................   $      223   $      183   $      420    $      713

Other Comprehensive Income (Loss):

  Foreign Currency Translation Adjustment ........            2           49         (103)           22
                                                     ----------   ----------   ----------    ----------
Comprehensive Income .............................   $      225   $      232   $      317    $      735
                                                     ==========   ==========   ==========    ==========

10.      OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

         Conoco is involved in both the Upstream and Downstream operating segments of the petroleum industry. Activities of the Upstream operating segment include exploring for, developing, producing and selling crude oil, natural gas and natural gas liquids. Activities of the Downstream operating segment include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. Conoco has four reporting segments for its Upstream and Downstream businesses, reflecting geographic division between the United States and International. Corporate and other includes general corporate expenses, financing costs and other non-operating items, results for power and related-party insurance operations. Conoco sells its products worldwide. Major products include crude oil, natural gas and refined products that are sold primarily in the energy and transportation markets. Conoco's sales are not materially dependent on a single customer or small group of customers. Transfers between segments are on the basis of estimated market values.

                                   (Unaudited)
                     (Dollars in millions, except per share)


                                                                        UPSTREAM              DOWNSTREAM
                                                               -----------------------  --------------------- CORPORATE
                                                                UNITED                  UNITED                   AND
   SEGMENT INFORMATION                                          STATES   INTERNATIONAL  STATES  INTERNATIONAL   OTHER   CONSOLIDATED
   -------------------                                         --------  -------------  ------  -------------   -----   ------------
   THREE MONTHS ENDED SEPTEMBER 30, 1999

   Sales and Other Operating Revenues .....................    $    865    $    564    $  3,270    $  2,709    $      1    $  7,409
   Transfers Between Segments .............................         115         140          33         100          --          --
                                                               --------    --------    --------    --------    --------    --------
      Total Operating Revenues ............................    $    980    $    704    $  3,303    $  2,809    $      1    $  7,409
                                                               ========    ========    ========    ========    ========    ========
   Operating Profit .......................................          96         275          51          56         (66)        412
   Equity in Earnings of Affiliates .......................           3          34          19          (4)         (1)         51
   Non-Operating Items:
     Interest and Debt Expense ............................                                                         (80)        (80)
     Interest Income (net of misc. interest expense) ......                                                           7           7
     Other ................................................                                                          (5)         (5)
                                                               --------    --------    --------    --------    --------    --------
   Income Before Income Taxes .............................          99         309          70          52        (145)        385
   Provision for Income Taxes .............................         (15)       (141)        (26)        (18)         38        (162)
                                                               --------    --------    --------    --------    --------    --------

   Net Income (Loss) (1) ..................................    $     84    $    168    $     44    $     34    $   (107)   $    223
                                                               ========    ========    ========    ========    ========    ========
   THREE MONTHS ENDED SEPTEMBER 30, 1998

   Sales and Other Operating Revenues .....................    $    783    $    320    $  2,373    $  2,097    $    343    $  5,916
   Transfers Between Segments .............................          70          92          24          46          --          --
                                                               --------    --------    --------    --------    --------    --------
      Total Operating Revenues ............................    $    853    $    412    $  2,397    $  2,143    $    343    $  5,916
                                                               ========    ========    ========    ========    ========    ========
   Operating Profit .......................................          52         122          95          68         (23)        314
   Equity in Earnings of Affiliates .......................           2           3          21          (3)         --          23
   Non-Operating Items:
     Interest and Debt Expense ............................                                                        (107)       (107)
     Interest Income (net of misc. interest expense) ......                                                          25          25
     Other ................................................                                                          47          47
                                                               --------    --------    --------    --------    --------    --------
   Income Before Income Taxes .............................          54         125         116          65         (58)        302
   Provision for Income Taxes .............................          (6)        (55)        (41)        (26)          9        (119)
                                                               --------    --------    --------    --------    --------    --------

   Net Income (Loss) ......................................    $     48    $     70    $     75    $     39    $    (49)   $    183
                                                               ========    ========    ========    ========    ========    ========
   NINE MONTHS ENDED SEPTEMBER 30, 1999

   Sales and Other Operating Revenues .....................    $  2,272    $  1,486    $  7,935    $  7,254    $     25    $ 18,972
   Transfers Between Segments .............................         277         324          78         205          --          --
                                                               --------    --------    --------    --------    --------    --------
      Total Operating Revenues ............................    $  2,549    $  1,810    $  8,013    $  7,459    $     25    $ 18,972
                                                               ========    ========    ========    ========    ========    ========
   Operating Profit .......................................         180         531          78         145        (119)        815
   Equity in Earnings of Affiliates .......................           7          54          42         (18)         (1)         84
   Non-Operating Items:
     Interest and Debt Expense ............................                                                        (230)       (230)
     Interest Income (net of misc. interest expense) ......                                                          16          16
     Other ................................................                                                          (6)         (6)
                                                               --------    --------    --------    --------    --------    --------
   Income Before Income Taxes .............................         187         585         120         127        (340)        679
   Provision for Income Taxes .............................         (11)       (263)        (31)        (51)         97        (259)
                                                               --------    --------    --------    --------    --------    --------

   Net Income (Loss) (1) ..................................    $    176    $    322    $     89    $     76    $   (243)   $    420
                                                               ========    ========    ========    ========    ========    ========

                                   (Unaudited)
                     (Dollars in millions, except per share)


                                               UPSTREAM                DOWNSTREAM
                                         ---------------------   --------------------- CORPORATE
                                         UNITED                  UNITED                   AND
   SEGMENT INFORMATION (CONT'D)          STATES  INTERNATIONAL   STATES  INTERNATIONAL   OTHER   CONSOLIDATED
   -----------------------------         ------  -------------   ------  -------------   -----   ------------
  NINE MONTHS ENDED SEPTEMBER 30,
  1998

  Sales and Other Operating
      Revenues .......................   $  2,450   $  1,128    $  6,838    $  6,166   $    682    $ 17,264
  Transfers Between Segments .........        235        311          70         132         --          --
                                         --------   --------    --------    --------   --------    --------
      Total Operating Revenues .......   $  2,685   $  1,439    $  6,908    $  6,298   $    682    $ 17,264
                                         ========   ========    ========    ========   ========    ========

  Operating Profit ...................        212        486         202         222        (86)      1,036
  Equity in Earnings of Affiliates ...          1         (9)         40          (2)        --          30
  Non-Operating Items:
     Interest and Debt Expense .......                                                     (108)       (108)
     Interest Income (net of misc. ...
      interest expense) ..............                                                       78          78
     Other ...........................                                                       50          50
                                         --------   --------    --------    --------   --------    --------
  Income Before Income Taxes .........        213        477         242         220        (66)       1086
  Provision for Income Taxes .........        (21)      (192)        (81)        (86)         7        (373)
                                         --------   --------    --------    --------   --------    --------

   Net Income (Loss) (1) .............   $    192   $    285    $    161    $    134   $    (59)   $    713
                                         ========   ========    ========    ========   ========    ========

  (1)   Includes after-tax benefits (charges) from special items:

  THREE MONTHS ENDED SEPTEMBER 30,
  1999

  Litigation and Settlement Charges ..   $     --   $     --    $    (18)   $     --   $    (20)   $    (38)
                                         --------   --------    --------    --------   --------    --------
     Total ...........................   $     --   $     --    $    (18)   $     --   $    (20)   $    (38)
                                         ========   ========    ========    ========   ========    ========
  Nine Months Ended September 30,
  1999

  Litigation and Settlement Charges ..   $     --   $     --    $    (18)   $     --   $    (20)   $    (38)
                                         --------   --------    --------    --------   --------    --------
     Total ...........................   $     --   $     --    $    (18)   $     --   $    (20)   $    (38)
                                         ========   ========    ========    ========   ========    ========
  Nine Months Ended September 30,
  1998

  Asset Sales ........................   $     --   $     54    $     --    $     --   $     --    $     54
  Litigation and Settlement Charges ..         --         --         (28)         --         --         (28)
                                         --------   --------    --------    --------   --------    --------
     Total ...........................   $     --   $     54    $    (28)   $     --   $     --    $     26
                                         ========   ========    ========    ========   ========    ========

         Special items for the third quarter and first nine months of 1999 totaled $38 related to the settlement of certain posted price litigation and the resolution of certain liabilities associated with the separation agreement with DuPont related to discontinued businesses operated by Conoco in the past.

         There were no special items in the third quarter of 1998. Special items for the first nine months of 1998 reflected a $23 gain from the sale of properties in the North Sea and a $31 gain from the sale of an international subsidiary, partly offset by a $28 litigation charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         CASH PROVIDED BY OPERATIONS

         Cash provided by operations in the first nine months of 1999 increased $253 million to $1,517 million versus $1,264 million in the first nine months of 1998. Cash provided by operations before changes in operating assets and liabilities decreased $340 million compared to the first nine months of 1998, primarily due to significantly weaker refined product margins, lower net realized natural gas prices and increased interest expense, partly offset by higher crude oil prices and higher volumes. Positive changes to net operating assets and liabilities of $593 million were due to timing of payments on other operating liabilities, lower 1999 tax payments and higher 1999 accrued interest expense. Partly offsetting these improvements was an increase in accounts receivable due to the rise in crude oil prices during the first nine months of 1999 as compared to the decrease in crude oil prices during the first nine months of 1998.

INVESTMENT ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            ---------------
                                                             1999     1998
                                                            ------   ------
                                                             (In millions)

Upstream:
    United States .....................................     $  302   $  583
    International .....................................        546      769
                                                            ------   ------
        Total Upstream ................................        848    1,352
Downstream:
    United States .....................................        131      135
    International .....................................        167      220
                                                            ------   ------
        Total Downstream ..............................        298      355
Corporate and Other ...................................         37       10
                                                            ------   ------
        Total Capital Expenditures and Investments.....     $1,183   $1,717
                                                            ======   ======

    United States .....................................     $  470   $  728
    International .....................................        713      989
                                                            ------   ------
        Total .........................................     $1,183   $1,717
                                                            ======   ======

         Total capital expenditures and investments, excluding amounts paid in the first quarter of 1999 for the completion of 1998 acquisitions, were $1,183 million, a decrease of $534 million, or 31 percent, versus capital expenditures and investments of $1,717 million for the first nine months of 1998. The decrease is primarily due to lower spending worldwide on Upstream capital projects. Described below is a more detailed analysis of capital expenditures and investments by operating segments within the United States and International. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

         Upstream

         Upstream capital expenditures and investments, excluding amounts paid in the first quarter of 1999 for the completion of 1998 acquisitions, totaled $848 million in the first nine months of 1999. The decrease was $504 million, or approximately 37 percent, compared to $1,352 million for the first nine months of 1998, primarily a result of an overall reduction in the capital expenditure program.

         United States

         During the first nine months of 1999, Conoco spent $302 million on Upstream capital projects in the United States, a decrease of $281 million, or 48 percent, from $583 million in the first nine months of 1998. Expenditures in the first nine months of 1999 focused on the continued development of the Lobo field in South Texas and the completion of the Ursa field, as well as the drilling of the Magnolia and K2 discoveries, in the deepwater Gulf of Mexico.

         International

         International Upstream capital expenditures and investments totaled $546 million in the first nine months of 1999, a decrease of $223 million, or 29 percent, from $769 million in the first nine months of 1998. The 1999 expenditures included investments in Petrozuata, a joint venture in Venezuela, as well as continued development of various fields in the U.K. and the Norwegian sector of the North Sea.

         Downstream

         Downstream capital expenditures and investments totaled $298 million in the first nine months of 1999, a decrease of $57 million, or 16 percent, versus $355 million in the first nine months of 1998 and primarily reflected reduced expenditures associated with the Melaka refinery in the Asia Pacific region that was completed in the second half of 1998.

         United States

         During the first nine months of 1999, Conoco spent $131 million on Downstream capital projects in the United States, down $4 million, or three percent, from $135 million in the first nine months of 1998. These funds were spent to support continuing operations.

         International

         During the first nine months of 1999, Conoco spent $167 million on Downstream international capital expenditures and investments, down $53 million, or 24 percent, from $220 million in the first nine months of 1998. Expenditures in the first nine months of 1999 focused on strengthening Conoco's retail marketing position, as well as on investment in the Melaka refinery in Malaysia and the Humber refinery in the U.K.

         Corporate and Other

         Corporate and other capital expenditures totaled $37 million in the first nine months of 1999. Expenditures were primarily related to project costs associated with the construction of power generation facilities.

         PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

         Conoco's investment activities also included proceeds of $52 million from the sale of assets during the first nine months of 1999, a decrease of $337 million, or 87 percent, from $389 million in the first nine months of 1998. Prior year proceeds included $54 million from the sale of North Sea producing and non-producing properties and $156 million from the sale of various Downstream assets in the U.S. These sales resulted from Conoco's ongoing strategic portfolio realignment.

FINANCING ACTIVITIES

         Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its dividends, if any, capital expenditures and working capital requirements and to service debt.

     In connection with the separation from DuPont, Conoco incurred indebtedness to DuPont, consisting of a $7,500 million dividend promissory note dated July 1998, other intercompany notes and borrowings under a revolving credit agreement. In October 1998, Conoco raised net proceeds of $4,228 million in the Offerings, which were used to repay a portion of the $7,500 million note and certain other intercompany notes with DuPont.


     In April 1999, Conoco issued and sold in a public offering $4,000 million in senior fixed-rate debt securities with a weighted average interest rate of
6.49 percent. The $3,970 million net proceeds of this offering were used to repay a portion of Conoco's separation-related indebtedness to DuPont. The remaining debt owed to DuPont was repaid in May 1999 with proceeds from a commercial paper program. The commercial paper program provides Conoco with up to $2,000 million of borrowing capacity and gives Conoco the ability to issue commercial paper at any time with various maturities not to exceed 270 days. As of September 30, 1999, Conoco had $671 million of commercial paper outstanding, bearing a weighted average interest rate of 5.62 percent.


     Upon repayment of the indebtedness to DuPont, Conoco and DuPont terminated the revolving credit agreement.


     Total Conoco debt was $4,788 million at September 30, 1999, up $47 million versus $4,741 million at year-end 1998. The total debt-to-capitalization ratio was 52 percent at September 30, 1999 and at year-end 1998.

(b)      RESULTS OF OPERATIONS

   CONSOLIDATED RESULTS

                                                                     THREE MONTHS                 NINE MONTHS
                                                                         ENDED                       ENDED
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                               ------------------------    ------------------------
                                                                  1999          1998          1999           1998
                                                               ----------    ----------    ----------    ----------
                                                                                    (In millions)
SALES AND OTHER OPERATING REVENUES
  Upstream
   United States ...........................................   $      865    $      783    $    2,272    $    2,450
   International ...........................................          564           320         1,486         1,128
                                                               ----------    ----------    ----------    ----------
     Total Upstream ........................................        1,429         1,103         3,758         3,578
  Downstream
   United States ...........................................        3,270         2,373         7,935         6,838
   International ...........................................        2,709         2,097         7,254         6,166
                                                               ----------    ----------    ----------    ----------
     Total Downstream ......................................        5,979         4,470        15,189        13,004
  Corporate and Other ......................................            1           343            25           682
                                                               ----------    ----------    ----------    ----------
     Total Sales and Other Operating Revenues ..............   $    7,409    $    5,916    $   18,972    $   17,264
                                                               ==========    ==========    ==========    ==========

AFTER-TAX OPERATING INCOME
  Upstream
   United States ...........................................   $       84    $       48    $      176    $      192
   International ...........................................          168            70           322           285
                                                               ----------    ----------    ----------    ----------
     Total Upstream ........................................          252           118           498           477
  Downstream
   United States ...........................................           44            75            89           161
   International ...........................................           34            39            76           134
                                                               ----------    ----------    ----------    ----------
     Total Downstream ......................................           78           114           165           295
  Corporate and Other Operating ............................          (42)           (9)          (76)          (48)
                                                               ----------    ----------    ----------    ----------
     Total After-Tax Operating Income ......................          288           223           587           724
  Interest and Other Non-Operating Income (Expenses) Net
    Of Tax .................................................          (65)          (40)         (167)          (11)
                                                               ----------    ----------    ----------    ----------
CONSOLIDATED NET INCOME ....................................   $      223    $      183    $      420    $      713
                                                               ==========    ==========    ==========    ==========

SPECIAL ITEMS

         Consolidated net income includes the following non-recurring items on an after-tax basis:

                                                                     THREE MONTHS                NINE MONTHS
                                                                         ENDED                      ENDED
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                               ------------------------   ------------------------
                                                                  1999          1998         1999          1998
                                                               ----------    ----------   ----------    ----------
                                                                                   (In millions)

UPSTREAM
  Asset Sales ..............................................   $       --    $       --   $       --    $       54
                                                               ----------    ----------   ----------    ----------
     Total Upstream Special Items ..........................   $       --    $       --   $       --    $       54
                                                               ==========    ==========   ==========    ==========

DOWNSTREAM
  Litigation and Settlement Charges ........................   $      (18)   $       --   $      (18)   $      (28)
                                                               ----------    ----------   ----------    ----------
     Total Downstream Special Items ........................   $      (18)   $       --   $      (18)   $      (28)
                                                               ==========    ==========   ==========    ==========

CORPORATE AND OTHER OPERATING
  Litigation and Settlement Charges ........................   $      (20)   $       --   $      (20)   $       --
                                                               ----------    ----------   ----------    ----------
     Total Corporate and Other Operating Special Items .....   $      (20)   $       --   $      (20)   $       --
                                                               ==========    ==========   ==========    ==========

TOTAL SPECIAL ITEMS ........................................   $      (38)   $       --   $      (38)   $       26
                                                               ==========    ==========   ==========    ==========

         Special Items for the third quarter and first nine months of 1999 totaled $38 million related to the settlement of certain posted price litigation and the resolution of certain liabilities associated with the separation agreement with DuPont related to discontinued businesses previously operated by Conoco in the past.

         There were no special items for the third quarter of 1998. Special items for the first nine months of 1998 reflected a $23 million gain from the sale of properties in the North Sea and a $31 million gain from the sale of an international subsidiary, partly offset by a $28 million litigation charge.

         Third Quarter 1999 versus Third Quarter 1998

         Conoco had third quarter consolidated net income of $223 million in 1999, up 22 percent from $183 million in the third quarter of 1998. Conoco had earnings before special items of $261 million in the third quarter of 1999, up 43 percent from $183 million in the third quarter of 1998. Higher earnings primarily reflected higher crude oil prices, increased crude oil and natural gas volumes, higher refinery volumes and improved earnings from international Upstream equity companies partly offset by higher crude feedstock costs, higher production costs associated with higher volumes and higher overall compensation charges.

         Sales and other operating revenues for the third quarter of 1999 were $7,409 million, up 25 percent from $5,916 million in the third quarter of 1998. The rise was primarily due to higher refined product prices and sales volumes, higher crude oil prices and increased oil and natural gas volumes, partly offset by reduced power trading revenues. Conoco's worldwide net realized crude oil price was $20.02 per barrel for the quarter, up $7.73 per barrel, or 63 percent, from $12.29 per barrel in the third quarter of 1998. Worldwide net realized natural gas prices averaged $2.05 per thousand cubic feet (mcf) for the quarter, compared with $2.08 per mcf in the same period in 1998, a reduction of one percent.

         Worldwide crude oil and condensate production, including Conoco's share of equity affiliates, in the third quarter of 1999 was 350,000 barrels per day versus 292,000 barrels per day in the third quarter of 1998, a 20 percent increase. U.S. crude oil and condensate production was down four percent, or 2,000 barrels per day, primarily due to dispositions of various small, non-strategic properties as well as natural production declines, partly offset by increased production volumes from the Ursa field. International production was up 25 percent due to the additional production volumes from the North Sea Britannia and Banff fields and increased volumes from equity affiliates in Venezuela and Russia.

         Worldwide natural gas production, including Conoco's share of equity affiliates, in the third quarter of 1999 was up 14 percent to 1,560 million cubic feet per day from 1,374 million cubic feet per day in the third quarter of 1998. U.S. natural gas deliveries were down 12 percent from the third quarter of 1998, primarily from dispositions of various non-strategic properties, reduced development drilling in the South Texas Lobo field during the first half of the year and natural production declines. Conoco has now structured Lobo's development program to further optimize capital efficiency. International natural gas deliveries were up 72 percent from the third quarter of 1998 due to the additional production from the North Sea Britannia and Viking Phoenix fields.

         Worldwide refined product sales were 1,190,000 barrels per day, up six percent versus 1998. Crude oil and refined product buy/sell and natural gas activities in the third quarter of 1999 totaled $1,503 million, up nine percent compared to $1,384 million in the third quarter of 1998, primarily due to higher crude oil prices, partly offset by the absence in 1999 of electric power resale activities included in the third quarter of 1998.

         Cost of goods sold and other operating expenses for the third quarter of 1999 totaled $4,757 million, an increase of $1,133 million, or 31 percent, compared to $3,624 million in the third quarter of 1998, primarily due to higher refinery feedstock costs and higher operating costs associated with increased volumes, partly offset by a reduction in power trading activities.

         Selling, general and administrative expenses for the third quarter of 1999 totaled $205 million, an increase of $54 million, or 36 percent, compared to $151 million in the comparable period of 1998. The increase was primarily related to litigation and settlement charges and higher overall compensation charges in the third quarter of 1999. Third quarter 1998 compensation charges were unusually low due to a credit for DuPont employee stock option costs tied to the fall in DuPont's stock price during the quarter, along with several one time separation-related benefits.

         Exploration expenses for the third quarter of 1999 totaled $65 million, an increase of $6 million, or ten percent, compared to $59 million in the third quarter of 1998, primarily driven by the write-down of a property held for sale.

         Depreciation, depletion and amortization ("DD&A") for the third quarter of 1999 totaled $296 million, an increase of $39 million, or 15 percent, compared to $257 million in the third quarter of 1998, primarily due to increased DD&A associated with higher volumes and the write-down of an asset held for sale.

         Provision for income taxes for the third quarter of 1999 totaled $162 million, up 36 percent compared to $119 million for the third quarter of 1998. This reflected higher pretax income in the third quarter of 1999 versus 1998 and a higher effective tax rate of approximately 42 percent in the third quarter of 1999 compared to 39 percent in the third quarter of 1998.

         First Nine Months 1999 versus First Nine Months 1998

         Conoco had consolidated net income of $420 million for the first nine months of 1999, down 41 percent from $713 million in the first nine months of 1998. Conoco had earnings before special items of $458 million in the first nine months of 1999, down 33 percent from $687 million in the first nine months of 1998. Lower earnings primarily reflected significantly weaker refined product margins, lower net realized natural gas prices, higher operating costs associated with higher volumes, write-downs from asset dispositions, increased interest expense and higher overall compensation charges, partly offset by higher crude oil prices, increased crude oil and natural gas volumes, increased refining volumes, improved earnings from international Upstream equity companies and lower exploration expenses.

         Sales and other operating revenues for the first nine months of 1999 were $18,972 million, up ten percent from $17,264 million in the first nine months of 1998, primarily due to higher refined product prices and sales volumes, increased crude oil and natural gas volumes and higher crude oil prices, partly offset by reduced power trading revenues and lower natural gas prices. Conoco's worldwide net realized crude oil price was $15.43 per barrel for the first nine months of 1999, up $2.61 per barrel, or 20 percent versus $12.82 per barrel in the first nine months of 1998. Worldwide net realized natural gas prices averaged $1.99 per mcf for the first nine months of 1999, compared with $2.28 per mcf in the same period in 1998, a reduction of 13 percent.

         Worldwide crude oil and condensate production, including Conoco's share of equity affiliates, in the first nine months of 1999 was 329,000 barrels per day versus 309,000 barrels per day in the first nine months of 1998, a six percent increase. Worldwide natural gas production, including Conoco's share of equity affiliates, in the first nine months of 1999 was up 24 percent to 1,651 million cubic feet per day from 1,330 million cubic feet per day in the first nine months of 1998. U.S. natural gas production was up three percent, primarily as a result of higher production volumes in the first half of 1999 from development drilling in the South Texas Lobo field. International natural gas production was up 65 percent due to the additional production from the North Sea Britannia and Viking Phoenix fields.

         Worldwide refined product sales were 1,155,000 barrels per day, up eight percent versus 1998. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the first nine months of 1999 totaled $3,748 million, down one percent compared to $3,788 million in the first nine months of 1998, primarily due to reduced power trading activities, partly offset by higher crude oil prices.

         Cost of goods sold and other operating expenses for the first nine months of 1999 totaled $11,644 million, an increase of $1,266 million, or 12 percent, compared to $10,378 million in the first nine months of 1998, primarily due to higher refinery feedstock costs and higher production operating costs associated with higher volumes, partly offset by the reduction in power trading activities.

         Selling, general and administrative expenses for the first nine months of 1999 totaled $588 million, an increase of $67 million, or 13 percent, compared to $521 million in the comparable period of 1998. The increase was primarily related to litigation and settlement charges and higher overall compensation charges.

         Exploration expenses for the first nine months of 1999 totaled $185 million, a decline of $50 million, or 21 percent, compared to $235 million in the first nine months of 1998, primarily driven by cost reduction efforts, a more focused exploration program and lower dry hole costs.

         DD&A for the first nine months of 1999 totaled $880 million, an increase of $118 million, or 15 percent, compared to $762 million in the first nine months of 1998, primarily due to increased DD&A associated with higher volumes, the write-down of an asset held for sale, DD&A rate changes and field mix.

         Provision for income taxes for the first nine months of 1999 totaled $259 million, down 31 percent compared to $373 million for the first nine months of 1998. This is primarily the result of lower pretax income for the first nine months of 1999, partially offset by a higher effective tax rate of approximately 38 percent for the first nine months of 1999, compared to 34 percent in the prior year due to a relatively higher proportion of income from Upstream international operations.

UPSTREAM SEGMENT RESULTS

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                           -----------------------   -----------------------
                                              1999         1998         1999          1998
                                           ----------   ----------   ----------   ----------
After-Tax Operating Income
    United States ......................   $       84   $       48   $      176   $      192
    International ......................          168           70          322          285
                                           ----------   ----------   ----------   ----------
      After-Tax Operating Income .......   $      252   $      118   $      498   $      477
Special Items
    United States ......................   $       --   $       --   $       --   $       --
    International ......................           --           --           --          (54)
                                           ----------   ----------   ----------   ----------
      Special Items ....................   $       --   $       --   $       --   $      (54)
Earnings Before Special Items
    United States ......................   $       84   $       48   $      176   $      192
    International ......................          168           70          322          231
                                           ----------   ----------   ----------   ----------
      Earnings Before Special Items ....   $      252   $      118   $      498   $      423
                                           ==========   ==========   ==========   ==========

         Third Quarter 1999 versus Third Quarter 1998

         Upstream earnings before special items were $252 million in the third quarter of 1999, up 114 percent from $118 million in the third quarter of 1998. U.S. Upstream earnings before special items totaled $84 million in the third quarter of 1999, up 75 percent from $48 million in the comparable period of 1998. Higher U.S. Upstream earnings were due to higher crude oil and natural gas prices, partly offset by lower natural gas volumes, higher overall compensation charges and the write-down of an asset held for sale. International Upstream earnings before special items were $168 million, up 140 percent, from $70 million in the comparable period in 1998, primarily attributable to higher crude oil prices, increased crude oil and natural gas volumes and improved equity earnings, partly offset by lower natural gas prices, higher operating costs and DD&A charges associated with higher volumes.

         First Nine Months 1999 versus First Nine Months 1998

         Upstream earnings before special items were $498 million in the first nine months of 1999, up 18 percent from $423 million in the first nine months of 1998. U.S. Upstream earnings before special items totaled $176 million in the first nine months of 1999, down eight percent from $192 million in the comparable period of 1998. Lower U.S. Upstream earnings were due to lower natural gas prices, higher overall compensation charges, reduced gains from non-strategic asset dispositions, and higher DD&A associated with the write-down of an asset held for sale, rate changes and field mix. These factors were partly offset by higher crude oil prices and lower exploration expenses. Natural gas volumes in the United States were up three percent, as production from the South Texas Lobo field increased more than production declined elsewhere. International Upstream earnings before special items were $322 million, up 39 percent, from $231 million in the comparable period in 1998, primarily attributable to higher crude oil and natural gas volumes, higher crude oil prices, higher equity earnings and lower exploration expenses, partly offset by lower natural gas prices, higher DD&A charges associated with higher volumes and fewer gains from non-strategic asset dispositions.

DOWNSTREAM SEGMENT RESULTS

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30             SEPTEMBER 30
                                           -----------------------   -----------------------
                                              1999         1998        1999         1998
                                           ----------   ----------   ----------   ----------
                                                             (In millions)

After-Tax Operating Income
   United States .......................   $       44   $       75   $       89   $      161
   International .......................           34           39           76          134
                                           ----------   ----------   ----------   ----------
     After-Tax Operating Income ........   $       78   $      114   $      165   $      295
Special Items
   United States .......................   $       18          $--   $       18   $       28
   International .......................           --           --           --           --
                                           ----------   ----------   ----------   ----------
     Special Items .....................   $       18          $--   $       18   $       28
Earnings Before Special Items
   United States .......................   $       62   $       75   $      107   $      189
   International .......................           34           39           76          134
                                           ----------   ----------   ----------   ----------
     Earnings Before Special Items .....   $       96   $      114   $      183   $      323
                                           ==========   ==========   ==========   ==========

         Third Quarter 1999 versus Third Quarter 1998

         Downstream earnings before special items were $96 million for the third quarter of 1999, down 16 percent from $114 million in the comparable period in 1998. U.S. Downstream earnings before special items were $62 million for the third quarter of 1999, down 17 percent from $75 million for the third quarter of 1998, due to higher crude feedstock costs and higher overall compensation charges, partly offset by lower costs from operational efficiencies and higher refinery volumes. International Downstream earnings before special items were $34 million for the third quarter of 1999, down 13 percent from $39 million in the comparable period in 1998 and reflected higher crude feedstock costs.

         First Nine Months 1999 versus First Nine Months 1998

         Downstream earnings before special items were $183 million for the first nine months of 1999, down 43 percent from $323 million in the comparable period in 1998. U.S. Downstream earnings before special items were $107 million for the first nine months of 1999, down 43 percent from $189 million for the first nine months of 1998, due to significantly weaker refining margins, higher crude feedstock costs and higher overall compensation charges, partly offset by higher refinery runs and lower costs from continued operating improvements. International Downstream earnings before special items were $76 million for the first nine months of 1999, down 43 percent from $134 million in the comparable period in 1998 and reflected weaker refinery margins, partly offset by higher refining and marketing volumes.

CORPORATE AND OTHER SEGMENT RESULTS

     CORPORATE AND OTHER OPERATING

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30                SEPTEMBER 30
                                      ------------------------    ------------------------
                                         1999          1998          1999          1998
                                      ----------    ----------    ----------    ----------
                                                          (In millions)

After-Tax Operating Loss ..........   $      (42)   $       (9)   $      (76)   $      (48)
Special Items .....................           20            --            20            --
                                      ----------    ----------    ----------    ----------
Losses Before Special Items .......   $      (22)   $       (9)   $      (56)   $      (48)
                                      ==========    ==========    ==========    ==========

         Third Quarter 1999 versus Third Quarter 1998

         Corporate and other operating losses before special items were $22 million for the third quarter of 1999, up 144 percent compared to a loss of $9 million in the comparable period in 1998. Expenses in 1998 were unusually low due to a credit for DuPont employee stock option costs tied to the fall in DuPont's stock price during the quarter, along with several separation-related one-time benefits.

         First Nine Months 1999 versus First Nine Months 1998

         Corporate and other operating losses before special items were $56 million for the first nine months of 1999, up 17 percent from a loss of $48 million in the comparable period in 1998 which resulted from higher overall compensation charges and administrative costs.

         INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET OF TAX

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30               SEPTEMBER 30
                                      ------------------------    ------------------------
                                         1999          1998          1999          1998
                                      ----------    ----------    ----------    ----------
                                                         (In millions)

Interest Expense on Debt ..........   $      (51)   $      (69)   $     (147)   $      (69)
Interest Income ...................            5            16            13            55
Exchange Gains (Losses) ...........           (3)           27             3            32
Other Corporate Expenses (1) ......          (16)          (14)          (36)          (29)
                                      ----------    ----------    ----------    ----------
   Total ..........................   $      (65)   $      (40)   $     (167)   $      (11)
                                      ==========    ==========    ==========    ==========

------------------

(1)      Includes other non-operating items.

         Third Quarter 1999 versus Third Quarter 1998

         Interest and other non-operating expenses for the third quarter of 1999 were a loss of $65 million, up 63 percent compared to a loss of $40 million in the comparable period in 1998. Prior year results included $27 million in exchange gains tied to DuPont intercompany loans eliminated as part of the separation. Current year results do not include any comparable gains.

         First Nine Months 1999 versus First Nine Months 1998

         Interest and other non-operating expenses for the first nine months of 1999 were a loss of $167 million, compared to a loss of $11 million in the comparable period in 1998, primarily attributable to an increase in interest expense from separation-related debt, lower interest income and lower exchange gains than last year.

TAX MATTERS

         As a result of the separation from DuPont and the Offerings, Conoco is no longer able to combine the results of its operations with those of DuPont in reporting income for U.S. federal income tax, state tax and non-U.S. income tax purposes in certain states and countries. Conoco believes this will not have a material adverse effect on its earnings.

         During the nine month period ended September 30, 1999, Conoco's net deferred tax assets increased, primarily as a result of the recognition of $84 million of carryforwards related to foreign tax credits, alternative fuels tax credits and the U.S. alternative minimum tax. Conoco believes it is more likely than not that the additional deferred tax assets related to these foreign tax credits and alternative fuels tax credits will be realized in the current year. Further, Conoco believes it is more likely than not the alternative minimum tax credits will be realized.

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

         Managing Year 2000 risk is being handled in three tiers - through Year 2000 Compliance Plans, Mitigation Plans and Emergency Recovery Plans. The Year 2000 Compliance Plans include inventorying and assessing risk, and outlining action to be taken for each of these items. Year 2000 Compliance Plans have been developed and implemented for all business units. Mitigation Plans outline a list of actions that will be taken at specified times to further minimize risk. These plans have been developed for areas in which the Year 2000 Compliance Plans may not adequately address all of the relevant risk issues. For example, Conoco cannot be guaranteed that external partners will be ready for the year 2000. Therefore, operations that rely heavily on external partners have developed Mitigation Plans as needed. Mitigation Plans currently include:

o maintaining higher than normal staffing for close monitoring of operations and external supply during and around critical dates;

o        increasing some critical inventories and products;

o not transiting shipping lanes with oil tankers, where practical, for a twenty-four hour period around the rollover;

o suspending most U.S. crude and refined product pipeline operations for a few hours around midnight, December 31st; and

o staffing communications centers to monitor worldwide events and provide operations with early notification of any developing Year 2000 related problems

         Emergency Recovery Plans already exist in many of Conoco's operations to address other issues such as oil tanker spills and plant explosions. Typically, the Emergency Recovery Plans address the results of single events. These plans are designed to facilitate the resumption of normal operations following a disruption. In contrast to a "normal" disruption, the scope of Year 2000 issues may cause multiple concurrent events. Accordingly, the Emergency Recovery Plans have been reviewed and supplemented to address Year 2000 risks. Drills to confirm readiness of these plans started in the second quarter and will continue through the fourth quarter.

         The progress reported below covers only the replacement or upgrade of existing non-compliant systems. Replacement projects planned and managed outside of the Year 2000 Program have been excluded. Approximately 98 percent of the work required to fix issues identified by the Year 2000 Program has been completed. All mission critical work for our worldwide operations is complete.

         Conoco has relied on vendor testing of hardware, software and embedded chips, with certification and validation through limited internal testing and/or industry test results. Downtime for normally scheduled plant maintenance was used to conduct testing.

         With respect to external parties, various methods are being used to assess and monitor readiness including letters, phone calls, meetings and reviewing SEC disclosure statements. Monitoring of risk in this area will continue throughout 1999.

         The total cost of Year 2000 activities is not expected to be material to Conoco's operations, liquidity or capital resources. Costs are being managed within each business unit. The total estimated cost for Conoco's Year 2000 work is $46 million. 1997 costs were $5 million, 1998 costs were $25 million and through the third quarter 1999 costs were $11 million. This includes costs for the replacement or upgrade of existing non-compliant systems. Replacement projects planned and managed outside of the Year 2000 program have been excluded. Conoco is also taking advantage of savings presented by its memberships in industry organizations.

         Conoco cannot guarantee that all third parties of business importance to Conoco will be prepared for the Year 2000. Therefore, the most likely worst case scenario may occur if Conoco's Mitigation and Emergency Response Plans do not adequately address the nature or extent of disruptions caused by external third parties, or by abnormal supply and demand patterns in late 1999 and early 2000. These disruptions could materially affect Conoco's operations, liquidity or capital resources. Given the diverse and global nature of Conoco operations, varying degrees of readiness and risk exist at each location. Conoco cannot quantify the impact or probability of these failures. Therefore, Conoco cannot further anticipate the potential impact of a worst case scenario. Conoco's Mitigation and Emergency Recovery Plans only address issues within its control. This program minimizes, but does not eliminate, risks related to external parties.

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

RESTRUCTURING

         In December 1998, Conoco announced that as a result of a comprehensive review of its assets and long-term strategy, Conoco was making organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. The announced plans are being implemented in 1999 and will result in a reduction of approximately 775 Upstream positions and 200 Downstream positions worldwide. About three quarters of the Upstream positions and about half of the Downstream positions affected will be in the United States. These reductions largely reflect the elimination of redundancies at all levels resulting from the disposition of assets and past and ongoing consolidation of assets into operations requiring less employee support as well as better sharing of common services and functions across regions. Associated with these announcements, Conoco recorded a charge in the fourth quarter of 1998 of $82 million pretax ($52 million after-tax), nearly all of which represents termination payments and related employee benefits to be made to persons affected. During the first nine months of 1999, 578 persons left Conoco under implementation of these realignment plans. Restructuring costs of $36 million pretax were charged against the reserve for the first nine months of 1999.

         We expect the restructuring efforts provided for in December 1998 to be largely completed by December 31, 1999 with the remaining identified positions eliminated in early 2000 as asset sales are finalized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information about market risks for the nine months ended September 30, 1999 does not differ materially from that discussed under Item 7A of Conoco's 1998 Annual Report on Form 10-K as amended.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

         We have based the forward-looking statements related to our operations on our current expectations, estimates and projections about us and the petroleum industry in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following:

o fluctuations in crude oil and natural gas prices and refining and marketing margins;

o failure or delays in achieving expected production from existing and future oil and gas development projects;

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

o        world economic and political conditions; and

o        changes in tax and other laws applicable to our business

(b)      OTHER EVENTS

         On August 17, 1999, the board of directors of Conoco Inc. elected A. R. "Tony" Sanchez, Jr., of Laredo, Texas, to Conoco's board of directors. The board also accepted the resignation of William R. Rhodes from the Audit and Compliance Committee, designated him as a member of the Compensation Committee and designated Mr. Sanchez as a member of the Audit and Compliance Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The exhibit index filed with this Form 10-Q is on page 27.

(b)      REPORTS ON FORM 8-K

         None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CONOCO INC.
                                               (Registrant)


                                               By: /s/ W. DAVID WELCH
                                                   ----------------------------
                                                   (As Duly Authorized Officer
                                                    and Principal Accounting
                                                    Officer)



Date: November 9, 1999

                                  EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
   3.2             By-laws of Conoco Inc. as amended October 28, 1999
                   (incorporated by reference to Exhibit 3.2 of the registration statement of Conoco Inc. on Form S-3/A, Registration No.
                   333-88573)

   10.1            Employment Agreement, dated September 23, 1999, between
                   Conoco and Archie W. Dunham (incorporated by reference to
                   Exhibit 10.1 of the registration statement of Conoco Inc. on Form S-1, Registration No. 333-88573)

   10.2            Conoco Inc. Key Employee Severance Plan as amended
                   (incorporated by reference to Exhibit 10.2 of the registration statement of Conoco Inc. on Form S-1, Registration No. 333-88573)

   10.3            Conoco Inc. Key Employee Temporary Severance Plan as amended
                   (incorporated by reference to Exhibit 10.3 of the registration statement of Conoco Inc. on Form S-1, Registration No. 333-88573)

   10.4            Conoco Salary Deferral & Savings Restoration Plan as amended
                   (incorporated by reference to Exhibit 10.4 of the registration statement of Conoco Inc. on Form S-1, Registration No. 333-88573)

   10.5 Directors' Charitable Gift Plan as amended (incorporated by reference to Exhibit 10.5 of the registration statement of Conoco Inc. on Form S-1, Registration No. 333-88573)

   10.6            1998 Stock and Performance Incentive Plan as amended October
                   28, 1999*

   10.7            1998 Key Employee Stock Performance Plan as amended October
                   28, 1999*

   12              Computation of Ratio of Earnings to Fixed Charges*

   27              Financial Data Schedule*

-------------


    *        Filed herein.