Form 10-K405
period 1999-12-31
CONOCO INC /DE
filed 2000-03-13
CIK 1066806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                       -----------------------------------------
Class A Common Stock ($.01 par value)                        New York Stock Exchange, Inc.
Class B Common Stock ($.01 par value)                        New York Stock Exchange, Inc.
Preferred Share Purchase Rights                              New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting Class A and Class B common stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers) as of March 1, 2000, was approximately $3,750 million and $9,000 million based on the closing price on that date of $19 15/16 and $20 9/16, by the New York Stock Exchange, Inc. As of such date, 188,537,206 shares of Class A common stock, $.01 par value, and 436,786,482 shares of Class B common stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

                                                                  INCORPORATED BY
                                                              (REFERENCE IN PART NO.)
                                                              -----------------------
Conoco Inc. Annual Report to Stockholders for the year
  1999......................................................  II
Portions of the Registrant's Proxy Statement for the Annual
  Meeting of Stockholders to be held on May 16, 2000........  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CONOCO INC.

     Unless the context otherwise indicates, references in this Form 10-K to "Conoco," "we," or "us" are references to Conoco Inc., its wholly owned and majority owned subsidiaries, and its ownership interest in equity affiliates (corporate entities, partnerships, limited liability companies and other ventures, in which Conoco exerts significant influence by virtue of its ownership interest, typically between 20 and 50 percent).

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                            PART I

Items 1. and 2.  Business and Properties.....................................    1
Item 3.          Legal Proceedings...........................................   31
Item 4.          Submission of Matters to a Vote of Security Holders.........   32
                 Executive Officers of the Registrant........................   32

                                           PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   34
Item 6.          Selected Financial Data.....................................   35
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   36
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   36
Item 8.          Financial Statements and Supplementary Data.................   36
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   36

                                           PART III

Item 10.         Directors and Executive Officers of the Registrant..........   37
Item 11.         Executive Compensation......................................   37
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   37
Item 13.         Certain Relationships and Related Transactions..............   37

                                           PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   37

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

     We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about Conoco and the petroleum industry in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following:

     - fluctuations in crude oil and natural gas prices and refining and marketing margins;

     - failures or delays in achieving expected production from existing and future oil and gas development projects;

     - uncertainties inherent in predicting oil and gas reserves and oil and gas reservoir performance;

     - lack of exploration success;

     - disruption or interruption of our production facilities due to accidents or political events;

     - international monetary conditions and exchange controls;

     - liability for remedial actions under environmental regulations;

     - liability resulting from litigation;

     - world economic and political conditions; and

     - changes in tax and other laws applicable to our business.

GENERAL

     Conoco, a major, integrated, global energy company, is involved in both the upstream and downstream segments of the petroleum business. Upstream activities include exploring for, and developing, producing and selling crude oil, natural gas and natural gas liquids. Downstream activities include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. In addition to upstream and downstream operations, Conoco also is engaged in developing and operating power facilities. Conoco operates in over 40 countries worldwide.

     As of December 31, 1999, Conoco had proved worldwide reserves of 2,554 million barrels-of-oil-equivalent (BOE), 40 percent of which were natural gas. In this document, natural gas volumes have been converted to BOE using a ratio of six thousand cubic feet of gas to one barrel of oil. Based on 1999 annual production of 232 million BOE, excluding natural gas liquids from gas plant ownership, Conoco had a reserve life of 11 years as of December 31, 1999. Over the last five years, Conoco has replaced an average of 174 percent of the oil and gas it has produced each year. Conoco owns or has equity interests in nine refineries worldwide, with a total crude and condensate processing capacity of approximately 829,000 barrels per day. Conoco has a marketing network of approximately 8,000 outlets in the United States, Europe and Asia Pacific. For the year ended December 31, 1999, Conoco reported net income of $744 million, which included a net charge for special items of $38 million, on total revenues of $27,309 million.

BUSINESS STRATEGY

     Conoco intends to pursue a growth-oriented business strategy by exploiting opportunities where Conoco has existing major areas of operation, creating at least two new major business areas, potentially in northern South America and Asia Pacific, and perhaps in West Africa, the Caspian Sea region, the Middle East and, longer term, in Russia, and continuing to improve the profitability, efficiency and effectiveness of its existing operations. Specifically, Conoco intends to:

     - manage its portfolio to increase the proportion of upstream assets relative to downstream assets and the proportion of large-scale, long-lived, early-life cycle assets relative to mature assets, that could include forming joint ventures or alliances to optimize the efficiency of operations or monetize a portion of the value of such assets;

     - achieve near-term production growth through large scale projects such as Petrozuata and Ursa;

     - seek opportunities created by worldwide privatizations and the opening of new markets previously closed to private investment;

     - apply its strengths in carbon upgrading, project management, deepwater technology, natural gas processing, seismic processing and interpretation, and the ability to present integrated upstream/downstream/power solutions to host governments and other institutions in new and emerging markets;

     - pursue exploration activities that have significant value creation potential by concentrating on areas that are under-explored;

     - capitalize on its ability to convert low cost, heavy, high sulfur and acidic crude oils into high value light oil products; and

     - continuously rationalize its asset base, contain costs, optimize its investment portfolio, and improve operating reliability.

     In all of our activities, we will strive to act in accordance with our core values of operating safely, protecting the environment, acting ethically and valuing all people.

FINANCIAL INFORMATION -- OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     See note 27 to the audited Consolidated Financial Statements incorporated by reference into this document from our 1999 Annual Report to Stockholders, for operating segment and geographic information.

UPSTREAM

  Summary

     Conoco is currently exploring for, developing or producing crude oil, natural gas and/or natural gas liquids in 19 countries around the world. In 1999, production averaged 636,000 BOE per day, consisting of 359,000 barrels per day of petroleum liquids, excluding natural gas liquids from gas plant ownership, and 1,660 million cubic feet of natural gas per day. The majority of this production came from fields located in the United States, the United Kingdom and Norway, with the remaining production coming from operations in Canada, the United Arab Emirates, Indonesia, Nigeria, Russia and Venezuela.

     In 1999, Conoco replaced 71 percent of the oil and natural gas it produced, adding 164 million BOE to its worldwide reserves while producing 232 million BOE, excluding natural gas liquids from gas plant ownership, for a net reduction of 68 million BOE. We replaced 93 percent of the natural gas and 53 percent of the oil we produced. On December 31, 1999, we had proved reserves of 2,554 million BOE, consisting of 1,530 million barrels of petroleum liquids and 6,142 billion cubic feet of natural gas, representing an increase of 45 percent on a BOE basis since December 31, 1994.

     Conoco's capital investment in upstream activities in 1999 was $1,252 million, including the continued development of the South Texas Lobo trend, several North Sea fields and Petrozuata, as well as the acquisition of additional producing properties and acreage in Canada. These projects will contribute to Conoco's 2000 production and increase Conoco's production rates over current levels in future years.

     The majority of Conoco's exploration and production assets are located in North America and Western Europe. The producing properties in these areas generate cash to fund growth opportunities around the world. Outside of North America and Western Europe, Conoco's investment activities are focused on areas that have the potential to become major business areas in the future, such as northern South America, Asia Pacific, West Africa, the Caspian Sea region, the Middle East and Russia.

     Conoco is exploring for oil and/or natural gas in 15 countries. Since 1996, Conoco has acquired significant acreage positions in the following regions:

     - the deepwater Gulf of Mexico;

     - the Atlantic Margin of Northwest Europe;

     - northern South America and the Caribbean; and

     - selected basins in the Asia Pacific region.

     In 1999, Conoco improved on its exceptional 1998 exploration performance. Approximately 50 percent of the exploratory wells we drilled, excluding appraisal wells, were potentially commercial. Significant gas and oil finds were made in the deepwater Gulf of Mexico, Indonesia and the United Kingdom.

     Conoco intends to manage its asset portfolio to increase the proportion of upstream assets relative to downstream assets and the proportion of large-scale, long-lived, early-life cycle assets relative to mature assets. In the course of implementing this strategy, we have in the past, and may from time to time in the future, purchase or sell producing upstream assets. We may also consider forming alliances or joint ventures to hold and operate selected upstream assets, either to optimize the efficiency of such operations through achieving economies of scale or, in certain circumstances, to monetize a portion of the value of such assets.

  United States

     Production operations in the United States are principally located in the following areas:

     - the Lobo trend in South Texas;

     - the Gulf of Mexico;

     - the San Juan Basin in New Mexico;

     - the Permian Basin in West Texas; and

     - the Central Appalachian Basin in Virginia.

     In 1999, United States operations contributed approximately 21 percent of Conoco's worldwide petroleum liquids production and 53 percent of its worldwide natural gas production. United States proved reserves as of December 31, 1999, were 656 million BOE, consisting of 238 million barrels of petroleum liquids and 2,509 billion cubic feet of natural gas.

     In recent years, Conoco has consolidated its exploration and production operations in the United States in order to increase profitability. We sold hundreds of smaller, less efficient properties, while acquiring an increased interest in our largest producing areas, such as the San Juan Basin and the Lobo trend. As a result, we have reduced the number of fields in our portfolio from approximately 700 in 1990 to 92 as of December 31, 1999, while maintaining production essentially constant on a BOE basis. We have also focused our exploration activities in the United States by concentrating our efforts in the deepwater Gulf of Mexico.

     Conoco's objectives are to increase production from the deepwater Gulf of Mexico, while maintaining production from other United States assets and optimizing our natural gas processing capabilities.

     LOBO TREND IN SOUTH TEXAS

     Conoco is the largest natural gas producer in the Lobo trend, and a leading producer, marketer and transporter of natural gas in South Texas. Conoco has over 20 years of operating and drilling experience in the Lobo trend and currently holds approximately 450,000 acres in the area under oil and gas leases. In December 1999, our gross natural gas production was approximately 610 million cubic feet per day. Conoco's 1999 development program included the acquisition of new 3D seismic data and the drilling of 151 wells. We anticipate spending $600 million between 2000 and 2002 to further develop our leases in the Lobo trend.

     Conoco's average working interest in its leases in the Lobo trend is 93 percent. Certain producing wells are subject to volumetric production payments, the last of which terminate in 2002. These volumetric production payments averaged approximately 66 million cubic feet per day in 1999.

     Lobo Pipeline Company, a wholly owned subsidiary of Conoco, owns a 1,268 mile intrastate natural gas pipeline system in South Texas, which is designed to provide transportation for our gas production and that of third party producers.

     GULF OF MEXICO

     Conoco's current portfolio of producing properties in the Gulf of Mexico includes seven fields operated by Conoco and 14 operated by other companies. The properties are in various stages of development, ranging from properties that are fully developed to ones with considerable additional development potential. We also hold interests in various offshore platforms, pipelines and other infrastructure.

     Conoco currently has 13 leases in production or under development in the deepwater Gulf of Mexico. Our most important recent development project in the Gulf of Mexico is the Ursa field development. Ursa, operated by Shell, is one of the largest discoveries to date in the deepwater Gulf of Mexico. We hold a 16 percent interest in the field, and the other owners are Shell, BP Amoco and Exxon Mobil. The Ursa tension-leg platform was installed in late 1998 in approximately 3,900 feet of water, with first production occurring in March 1999. The Ursa field achieved gross production of 49,000 barrels of petroleum liquids per day and 80 million cubic feet of gas per day in 1999. Ursa has platform capacity of 150,000 barrels per day of petroleum liquids and 400 million cubic feet of gas per day and is expected to reach peak production in 2001. The Shell-operated Europa field is Conoco's most recent and second deepwater development with first production occurring in February 2000.

     Conoco's most important exploration program in the United States is in the deepwater Gulf of Mexico. We are the sixth largest deepwater leaseholder in the Gulf on an acreage basis, with interests in 306 leases. We have a 100 percent interest in 105 of these leases, and jointly own 76 of the remaining leases on a 50-50 basis with Shell and 58 of the remaining leases on a 50-50 basis with Exxon Mobil. Since 1996, we have acquired 3D seismic data over large portions of the deepwater Gulf of Mexico to identify acreage to lease and to select prospects for drilling. In 1999, Conoco announced discoveries on its Magnolia prospect in Garden Banks Block 783 and K2 prospect in Green Canyon Block 562. Further delineation to determine the commercial significance of each discovery will be required.

     Conoco is carrying out its deepwater Gulf of Mexico drilling program in large part with the Deepwater Pathfinder, a drillship, which is owned by a joint venture between R&B Falcon Corporation and us. This vessel went into service in January 1999, commencing a five-year and $400 million drilling program in the Gulf of Mexico. This highly sophisticated drillship is capable of drilling in water depths of up to 10,000 feet and provides us with the ability to explore in areas that were previously inaccessible.

     While drilling its third well in the Gulf of Mexico, a mechanical failure caused damage to the Deepwater Pathfinder's drilling equipment. Repairs to the drillship are scheduled for completion in early 2000 and the vessel will resume operations shortly thereafter, with minimal financial and operational impact.

     OTHER U.S. PRODUCING PROPERTIES

     Outside of South Texas and the Gulf of Mexico, Conoco's largest producing properties in the United States are located in the San Juan Basin in New Mexico, the Permian Basin in West Texas and the Central Appalachian Basin in Virginia. We also have producing properties in the Williston Basin and the Hugoton complex in the Oklahoma/Texas Panhandle.

     Conoco has a significant acreage position in the San Juan Basin. Our average daily net production from the San Juan Basin in 1999 was approximately 11,700 barrels of petroleum liquids and 225 million cubic feet of natural gas per day. We believe significant additional hydrocarbons lie below the basin's traditional producing formations and we are actively exploring for new reserves. We have identified several high-potential prospects, one of which commenced drilling in late 1999. We will also continue to consider potential acquisitions in this basin to take advantage of synergies resulting from our large asset base and gas plant in the area.

     Conoco has an interest in 29 fields in the Permian Basin, which is one of the largest producing areas in the United States. In the Permian Basin, our average daily net production in 1999 was approximately 21,600 barrels of petroleum liquids and 44 million cubic feet of gas. We are using 3D seismic technology, horizontal wells and other innovative extraction technologies in an effort to extend the productive life of many of the mature fields in the Permian Basin.

     Pocahontas Gas Partnership is a 50/50 partnership between Conoco and Consol Energy Inc. Pocahontas produces and gathers coal bed methane prior to and during coal mining operations in Virginia. Pocahontas produced and gathered approximately 35 million gross cubic feet per day of coal bed methane from the existing active mining and expansion areas in 1999. Pocahontas drilled more than 80 wells in 1999, with the majority of the wells drilled in the expansion area. Pocahontas will continue to focus on expansion drilling in 2000.

     NATURAL GAS AND GAS PRODUCTS

     As of December 31, 1999, Conoco owned interests in 20 natural gas processing plants located in Louisiana, New Mexico, Oklahoma and Texas, as well as approximately 9,000 miles of gathering lines. We operate 15 of the plants.

     Conoco gathers natural gas, extracts natural gas liquids and sells the remaining residual gas. Most of our raw gas liquids are supplied to our fractionation operations, which further separate them into natural gas liquids products that are used as feedstocks for gasoline and chemicals production. Conoco provides service to approximately 830 natural gas producers and sells more than 470 million cubic feet per day of residue gas to approximately 180 customers.

     Conoco's share of total natural gas liquids from natural gas processed averaged 61,300 barrels per day in 1999, of which approximately 10,800 barrels per day of natural gas liquids were from Conoco owned reserves that were reported, net of royalties, as United States natural gas liquids production. In 1999, approximately 18,500 barrels per day of additional natural gas liquids were attributable to processing of Conoco's natural gas liquids in third party-operated plants. Furthermore, our 50 percent-owned equity affiliate, C&L Processors Partnership, has four natural gas processing plants in Oklahoma. Conoco's pro rata share of C&L's natural gas liquids production was approximately 7,000 barrels per day in 1999.

     Conoco's other natural gas and gas products facilities in the United States include:

     - an 800-mile intrastate natural gas pipeline system in Louisiana operated by Conoco's wholly owned subsidiary, Louisiana Gas System, Inc.;

     - natural gas and natural gas liquids pipelines in several states;

     - two underground natural gas liquids storage facilities;

     - a natural gas liquids fractionating plant in Gallup, New Mexico with a capacity of 25,000 barrels per day; and

     - a 22.5 percent equity interest in Gulf Coast Fractionators, which owns a natural gas liquids fractionating plant in Mt. Belvieu, Texas with a capacity of 104,000 barrels per day.

     In January 2000, Conoco announced an agreement with Duke Energy Field Services to sell its Oklahoma natural gas gathering and processing assets, consisting of 2,300 miles of natural gas gathering pipelines and five natural gas processing plants. The sale is part of Conoco's ongoing upstream portfolio management program to reduce non-strategic assets and costs, and make strategic acquisitions in core areas of North America that will increase our natural gas production, reserves and processing capacity. The sale is expected to close in the first quarter of 2000. In a separate transaction, Conoco also sold its interest in the Jameson natural gas processing plant in north Texas in 1999.

     In 1999, Conoco marketed approximately 3.1 billion cubic feet per day of natural gas, which included 865 million cubic feet per day of its U.S. natural gas production.

  Western Europe

     Conoco has a significant portfolio of producing properties in the United Kingdom and Norway. Proved reserves in Western Europe as of December 31, 1999, were 864 million BOE, consisting of 383 million barrels of petroleum liquids and 2,884 billion cubic feet of natural gas. In 1999, operations in Western Europe contributed 45 percent of our worldwide petroleum liquids production and 44 percent of our natural gas production.

     BRITANNIA FIELD

     Conoco has a 42.4 percent interest in the Britannia field, which is one of the largest natural gas/condensate fields in the United Kingdom sector of the North Sea. Britannia is a centerpiece of Conoco's strategy to increase production and reserves through large, long-lived projects. First production from Britannia occurred in August 1998, and we estimate that the field will have a production life of approximately 30 years. Our proved reserves in Britannia include one trillion cubic feet of natural gas and 50 million barrels of petroleum liquids at December 31, 1999. Britannia is currently producing approximately 740 million gross cubic feet of gas per day and 44,000 gross barrels of petroleum liquids per day, although this is expected to fluctuate due to seasonal demand. Conoco and Chevron, the two largest interest holders in the field, jointly operate Britannia.

     SOUTHERN NORTH SEA PRODUCING PROPERTIES

     Conoco has various ownership interests in 14 producing gas fields in the Southern North Sea, a major gas producing area on the United Kingdom continental shelf. These fields mostly feed into the Conoco-operated Theddlethorpe gas processing facility through three Conoco-operated pipeline systems: Viking, LOGGS and CMS. In 1999, Conoco's net production from the Southern North Sea was 328 million cubic feet of natural gas per day.

     During 1999, production commenced from the Vampire field, the Northwest Bell field and the Jupiter Sinope reservoir. In addition, we increased pipeline system throughput with new third party business from the Ketch field and the Saltfleetby onshore gas field. We believe there are additional development opportunities within the Southern North Sea. One example of this is the 1999 Vixen discovery, where development is ongoing and first gas is anticipated in late 2000.

     OTHER UNITED KINGDOM PROPERTIES AND DISCOVERIES

     Conoco also has interests in the following fields and discoveries:

     - Miller (30 percent);

     - Alba (12 percent);

     - Statfjord (4.8 percent in the United Kingdom sector);

     - MacCulloch (40 percent);

     - Banff (32 percent); and

     - Clair (24 percent).

     Conoco operates the MacCulloch and Banff fields, both of which employ floating production, storage and offtake technology. BP Amoco operates the Miller field and the Clair discovery, which is one of the largest undeveloped oil discoveries in Western Europe. We acquired an additional 3 percent interest in Clair in 1999, when Elf Aquitaine disposed of its interest in the discovery.

     INTERCONNECTOR PIPELINE AND GAS SALES

     The Interconnector pipeline, which connects the United Kingdom and Belgium, facilitates marketing throughout Europe of the natural gas Conoco produces in the United Kingdom. This pipeline commenced operation in October 1998. Conoco's 10 percent equity share of the Interconnector pipeline allows us to ship approximately 200 million cubic feet of gas per day to the markets in continental Europe. We have six-to-nine-year contracts to supply natural gas to Gasunie in the Netherlands and Wingas in Germany, which fully utilize this capacity. Because the Interconnector pipeline provides flexibility to flow in either direction, we are able to take advantage of the long-term and short-term market conditions in both the United Kingdom and continental Europe.

     NORWEGIAN PROPERTIES

     Conoco has an ownership interest in three of the largest producing fields in Norway: Heidrun, Statfjord and Troll. We also have an ownership interest in two fields that began producing in 1999: Visund (9.1 percent) and Jotun (3.75 percent). In addition, we have an interest in the Oseberg South (7.7 percent) and Huldra (23.3 percent) discoveries, which are in development, as well as the PL 203 (20 percent) discovery.

     Production from the Heidrun field, in which we own an 18.125 percent interest, began in 1995 and is currently averaging approximately 216,000 gross barrels of petroleum liquids per day. We were the operator for the construction and installation of Heidrun's tension-leg platform. Upon first production, Statoil assumed operatorship in accordance with a pre-agreed arrangement. Associated gas from the Heidrun field currently serves as feedstock for a methanol plant that became operational in Norway in 1997. Statoil operates the plant, in which we also hold an 18.125 percent equity interest.

     Conoco holds a 10.3 percent interest in the Norwegian sector of the Statfjord field. We are supporting work by Statoil, the operator of Statfjord, to determine ways to slow the natural decline of the field and increase reserves. We also own a 1.62 percent interest in the Troll gas field, operated by Statoil.

     EXPLORATION -- THE ATLANTIC MARGIN

     Outside of our activity around existing assets, exploration in Western Europe is focused on the deepwater Atlantic Margin fairway, which runs from the Voring Basin off the coast of Norway to the Porcupine Basin off the west coast of Ireland. Along the Atlantic Margin, Conoco has significant acreage positions in the Voring Basin, the West of Shetlands and North Rockhall Trough areas in the United Kingdom and the Porcupine Basin. In 1998, Conoco drilled a discovery in the West of Shetlands area on Block 204/14, adjacent to BP Amoco's Suilven discovery. A 1999 well on Block 204/15 was unsuccessful. Development options are now being considered. Drilling results in 2000 and 2001 will determine the level of future investment in this region.

  Northern South America and the Caribbean

     PETROZUATA

     Petrozuata is a key component of Conoco's strategy to increase production and reserves through implementation of long-lived, large development projects and to utilize our proprietary coking technology in other areas of our business. Petrozuata is a joint venture between Conoco, which holds a 50.1 percent non-controlling equity interest, and PDVSA Petroleo y Gas S.A., a subsidiary of PDVSA, the national oil company of the Bolivarian Republic of Venezuela, which holds the remaining interest.

     Petrozuata, the first venture of its kind in Venezuela, is developing an integrated operation to produce extra heavy crude oil from known reserves in the Zuata region of the Orinoco Belt, transport it to the Jose industrial complex on the north coast of Venezuela and upgrade it into synthetic crude, with associated by-products of liquefied petroleum gas, sulfur, petroleum coke and heavy gas oil, a product slightly lighter than residual oil. Petrozuata's synthetic crude is a lighter, partially processed refining feedstock similar to crude oil. Our recorded proved reserves related to our interest in Petrozuata as of December 31, 1999, were 682 million barrels of oil. Drilling began in 1997 and at December 31, 1999, approximately 110 horizontal wells were completed with another 108 wells planned to be drilled by year-end 2000. The joint venture agreement has a 35-year term, commencing upon the completion of the upgrading facility at the end of 2000, and requires approval of both Conoco and PDVSA Petroleo y Gas S.A. for major Petrozuata decisions.

     The upgrading facility, which will employ Conoco's proprietary delayed coking technology, will be located at Jose and is approximately 85 percent complete. Construction of the upgrader is currently on schedule to be completed with first commercial sales in early 2001. Diluted extra heavy crude oil will be transported via a 36-inch pipeline from the field to the Jose industrial complex. An adjacent 20-inch pipeline will return naphtha from the upgrading facility to the field for use as a diluent. The construction of the field processing and support facilities and marine facilities for shipping synthetic crude and by-products are essentially complete. Petrozuata has experienced approximately $430 million in gross cost overruns in the project due to overvaluation of the Bolivar and higher labor costs. The cost overruns have been partially offset by higher than expected early production revenues. Therefore, the expected rate of return on Petrozuata has not been significantly impacted.

     Petrozuata began early production of extra heavy crude oil in August 1998, and as of December 1999, was producing approximately 90,000 gross barrels per day. We expect Petrozuata's production will rise to 120,000 gross barrels per day by year-end 2000. Prior to completion of the upgrading facility, the extra heavy crude is being blended with lighter oils and sold on world markets. Following completion of the upgrading facility, the synthetic crude produced by Petrozuata will either be used as a feedstock for Conoco's Lake Charles refinery and a refinery operated by PDVSA, or will be sold to third parties.

     In 1999, Petrozuata approved an accelerated drilling program to increase average well productivity. The drilling program was also modified from single completion wells to multilateral wells. Preliminary results from the multilateral wells have been positive.

     Conoco has entered into an agreement to purchase up to 104,000 barrels per day of the Petrozuata synthetic crude for a formula price over the term of the joint venture in the event that Petrozuata is unable to sell the production for higher prices. All synthetic crude sales will be denominated in United States dollars. By-products produced by the upgrading facility, principally coke and sulfur, will be sold to a variety of domestic and foreign purchasers. The loading facilities at Jose will transfer synthetic crude and some of the by-products to ocean tankers for export. Synthetic crude sales are expected to comprise more than 90 percent of the project's revenues.

     THE LA LUNA TREND

     Exploration activity in northern South America and the Caribbean is focused on a geologic trend known as La Luna. In Venezuela, we conducted seismic surveys in 1997 on the shallow water Gulf of Paria West block and on the Guanare block in the Merida Andes foothills. In 1999, we drilled two wells in the Gulf of Paria West, the first of which was a discovery that flowed hydrocarbons from multiple zones in drill stem tests.

Conoco and its partners are currently undertaking an assessment of the commerciality of the discovery prior to proposing an appraisal program. The second well in a different structure resulted in a dry hole. We also drilled a well in the Guanare block in 1998, which was a dry hole. We currently hold a 50 percent working interest in both the Gulf of Paria West block, which we operate, and the Guanare block, which Elf Aquitaine operates. Our interest in each case is subject to dilution to 32.5 percent at the option of a PDVSA affiliate.

     In northwestern Colombia, seismic surveys have been completed in partnership with Texaco on three tracts that Conoco acquired through a 50 percent farm-in. In 1998, Texaco drilled two unsuccessful wells on the acreage and Conoco and Texaco also acquired a fourth tract in a joint bid. During 1999, the partnership drilled one well resulting in a dry hole, and subsequently relinquished three of the four blocks. We plan to drill one well on the remaining block during 2000.

     In 1997, Conoco signed a production sharing contract for Blocks 4a and 4b, two large prospective blocks off Trinidad's east coast, and acquired a 3D seismic survey over the acreage. We are operator of both blocks and have a 50 percent working interest; Texaco holds the remaining working interest in both blocks. During 1999, we drilled one unsuccessful well on Block 4b and relinquished Block 4a without any drilling.

     In May 1996, Conoco acquired an exclusive deepwater exploration license offshore Barbados. Following hydrocarbon seep-detection surveys using both sea bottom sampling and satellite imaging, we acquired 2D seismic on the block in 1999. We are currently interpreting the seismic data along with planning prospects for drilling in 2001 or early 2002. Elf Aquitaine farmed in to the license for a 35 percent working interest in 1999.

     PHOENIX PARK

     Conoco holds a 39 percent equity interest in Phoenix Park Gas Processors Limited, a joint venture with the National Gas Company of Trinidad and Tobago Limited, that processes gas in Trinidad and markets natural gas liquids throughout the Caribbean and into the U.S. Gulf Coast. Phoenix Park's facilities include:

     - a gas processing plant;

     - a fractionator producing propane, mixed butane and natural gasoline;

     - storage tanks; and

     - two marine loading docks.

     In April 1999, Phoenix Park completed an expansion that more than doubled the capacity of its facilities, four months ahead of schedule. The facilities can now process up to 1,400 million cubic feet of gas per day and fractionate up to 33,500 barrels per day. Currently, these facilities produce over 20,000 gross barrels per day of natural gas liquids.

  Asia Pacific

     Conoco has a 32-year operating history in Indonesia. The focus of Conoco's effort in the Asia Pacific region is in the Indonesian sector of the Natuna Sea. In this area, we are the operator of the Block B, Tobong and Northwest Natuna Sea Block II production sharing contracts and have an interest in the South Sokang production sharing contract. We also have interests in exploration blocks in Cambodia, Vietnam and New Zealand. The Deepwater Frontier, our second deepwater drillship, owned by a joint venture between Conoco and R&B Falcon, completed drilling its first exploratory well in New Zealand in 1999. The well did not encounter commercial hydrocarbons. The drillship is now on a two-year contract with Petrobras in Brazil.

     WEST NATUNA GAS PROJECT

     In 1996, Conoco, as operator of the South Natuna Sea Block B production sharing contract, along with the other participants in Block B and the interest holders in the Block A and Kakap production sharing contracts, formed the "West Natuna Group," with the aim of jointly marketing gas from the West Natuna Area to Singapore. In January 1999, the West Natuna Group, Pertamina (the Indonesian state-owned oil and gas company) and SembGas (a Singapore gas marketing company owned by SembCorp Industries, Temasek and Tracetebel), signed agreements to provide for the sale, transportation and purchase of natural gas from specified fields in the production sharing contracts operated by the West Natuna Group.

     The agreements provide for gas deliveries to begin by mid-2001 that will rise to a sales rate averaging 325 million cubic feet per day, with our share averaging 56 million cubic feet per day. SembGas will sell the gas to a series of end users, including Tuas Power, SembCorp Cogen and Esso Chemicals, which will use the gas for industrial purposes, primarily power generation. The West Natuna Group has entered into a gas supply agreement with Pertamina to develop a series of fields and to supply the gas produced to Pertamina for the sale to SembGas. The agreements provide for supply of approximately one trillion cubic feet of natural gas from fields in Block B to SembGas. Block B's share of production is expected to reach 140 million cubic feet of gas daily. Block B constitutes 43.1 percent of the West Natuna Group. We own a 40 percent interest in Block B and have net proved reserves of 364 billion cubic feet of natural gas. In addition, each of the production sharing contracts has been extended to allow the West Natuna Group to support Pertamina for the expected 22-year life of the contract with SembGas.

     A 300-mile 28-inch sub-marine pipeline and smaller gathering pipelines are being built by the West Natuna Group to transport the gas from the West Natuna Sea fields to Singapore. We will be the operator of the pipeline system, including the receiving terminal in Singapore. Contractual arrangements between the West Natuna Group, Pertamina and SembGas to govern the construction and operation of the pipeline system are in place, as are related engineering, procurement, construction and installation contracts to build the pipeline. Pipe laying operations began at the Singapore end of the pipeline in late January 2000.

     In anticipation of growing gas demand in Asia, Conoco increased exploratory drilling in offshore Indonesia in 1999, resulting in five new gas and associated oil discoveries or field extensions in the Block B production sharing contract area of Indonesia's South Natuna Sea. Based on a report from a third party engineering firm, we believe these discoveries will yield significant additional reserves that we hope to classify as proved in the foreseeable future.

     BELIDA AND SEMBILANG FIELDS, INDONESIA

     Conoco holds a 40 percent interest in and serves as operator of the Belida and Sembilang oil fields in the Block B production sharing contract. An active development program in the Belida Field resulted in gross production averaging 65,000 barrels per day in 1999.

     VIETNAM

     In September 1998, Conoco was awarded a 23.25 percent interest in Block 15-1 in the Cuu Long Basin. We acquired 3D seismic in 1999 and are planning our first exploration well for 2000. In addition, we have recently acquired a 30 percent interest in Block 15-2 in the Cuu Long Basin through a farm-in from the Japanese Vietnam Petroleum Company. Block 15-2 currently produces approximately 35,000 gross barrels of oil per day from the Rang Dong field. Conoco has also signed an agreement with Petrovietnam and the Korean National Oil Company on exploration Block 16-2, paving the way for us to become the operator with a 40 percent interest in the block. Negotiations to develop a petroleum contract and joint operating company are ongoing. Conoco also has an interest in deepwater Blocks 133 and 134.

  Canada

     In the foothills east of the Canadian Rockies, we have an interest in 233,000 net acres, much of which has yet to be developed. We brought two discoveries in the foothills on-stream during 1999. In addition to the discoveries in the foothills trend, we have a significant interest in the Peco gas field, located just east of the foothills. We also own 100 percent of the Peco gas processing plant that processes gas from the Peco field and two of the foothills discoveries.

     Conoco doubled its Canadian natural gas operations with the acquisition of producing assets and acreage from Renaissance Energy Ltd., effective October 1, 1999. Gross production from the field averaged approximately 87 million cubic feet of natural gas per day in January 2000. The acquisition also included two million acres of land, of which only 500,000 acres have been explored and developed.

     Conoco acquired substantially all of Petro-Canada's natural gas liquids business in Canada. The purchase, which includes the fifth largest natural gas processing plant in North America, closed in the first quarter of 2000. Closing on the purchase of other Petro-Canada assets included in a definitive agreement is scheduled to be completed in the second quarter of 2000.

  Russia

     Conoco holds a 50 percent direct and a 4.7 percent indirect ownership interest in Polar Lights Company, a Russian limited liability company established in January 1992 to develop the Ardalin field. Polar Lights started producing oil in August 1994, and gross production has increased from an average 21,000 barrels per day in 1994, to an average 37,750 barrels per day in 1999. Oil is transported through the existing Russian pipeline system and is then exported or sold on the domestic market.

     In March 1998, Conoco signed a memorandum of understanding with OAO Lukoil, Russia's largest oil company, to jointly study the development of petroleum reserves in the 1.2 million acre block, known as the Northern Territories, in the Timan-Pechora region in northern Russia, which includes the large undeveloped Yuzhno Khilchuyu oil field. In November 1998, Conoco and OAO Lukoil signed a second memorandum of understanding to work together to draw up and submit all documents required by the Russian government to develop the Northern Territories under production sharing agreement terms. Based upon this work, in November 1999, the Russian Federation approved the law allowing a production sharing agreement for the project to be negotiated. Conoco and OAO Lukoil are continuing to negotiate the outstanding issues and to secure funding for the project.

  West Africa

     Conoco, in partnership with Express Petroleum and Gas Company Ltd. of Nigeria, produces oil from the shallow water Ukpokiti field, located offshore in the western Niger delta. We currently have a 90 percent revenue interest in the field. Total production from the field is currently about 20,000 barrels per day of oil, and Conoco's net proved reserves as of December 31, 1999, were 12 million barrels of oil. Express operates Ukpokiti, and we provide technical and operational assistance in the field's development, which includes three remote caisson-type structures, five wells, and the conversion of the Conoco tanker Independence into a floating production and storage offtake vessel. With a 1.7 million barrel storage capacity, the vessel also serves as an export terminal.

     In addition to our interest in the Ukpokiti field, we operate and have a
47.5 percent working interest in the deepwater OPL 220 license off the coast of Nigeria, which encompasses 600,000 acres. Conoco has acquired a 3D seismic survey and drilled two wells on this license. The first well, which we drilled in 1997, found only gas and was not commercial. We drilled the second well in 1998, and encountered both oil and gas-filled sands. Conoco and its partner, Exxon Mobil, are currently evaluating results from this second well and plan to drill an appraisal well in late 2000.

  Caspian Sea Region and Middle East

     In Dubai, United Arab Emirates, Conoco has operated four fields since their discovery between 1966 and 1973. Currently, we are using horizontal drilling techniques and advanced reservoir drainage technology to enhance the efficiency of the offshore production operations and improve recovery rates.

     Conoco has entered into a joint venture service agreement with Syria to develop its natural gas resources and to build natural gas infrastructure. We are the lead operator and have a 50 percent interest in the service agreement for the project. Our joint venture partner is Elf Aquitaine, who also holds a 50 percent interest. Under the contract, the joint venture is constructing pipeline and plant facilities to gather and process 450 million cubic feet per day of natural gas. In addition, about 150 million cubic feet per day of residue gas from the combined facilities will be transported through a new, 155-mile pipeline that will connect to the existing delivery system, which serves western Syria including the Damascus area.

     Conoco also received permission from the U.S. government to travel to Libya in 1999 to evaluate oil fields and production facilities that we left in 1986, when the U.S. government imposed sanctions against Libya. We found the assets operating and in good repair.

     One of Conoco's newest initiatives is the 20 percent interest we were awarded in the Zafar Mashal exploration prospect in the Caspian Sea, pending final ratification by the Azerbaijan Parliament. The Zafar Mashal prospect offers promising acreage, located in the high potential Volga Delta play in the South Caspian basin, an area that includes previously proved mega discoveries. From a strategic perspective, exploration in the Caspian Sea region fits well with our long-term goal to build Conoco's portfolio for the future.

  Oil and Natural Gas Reserves

     Conoco's estimated proved reserves at December 31, 1999 were 2,554 million BOE, consisting of 1,530 million barrels of oil and 6,142 billion cubic feet of natural gas.

     Oil and gas proved reserves cannot be measured precisely. The reserve data set forth in this report is only an estimate. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas. Reserve estimates are based on many factors related to reservoir performance, which require evaluation by engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs, as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision, as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proved reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance. Well tests and engineering studies will likely improve the reliability of the reserve estimate.

     At lower prices for crude oil and natural gas, it may no longer be economic to produce certain reserves. Actual production revenues and expenditures with respect to Conoco's reserves will likely vary from estimates, and such variances may be material.

     The following table sets forth by region Conoco's proved oil reserves at year-end for the past five years. Proved oil reserves comprise crude oil, condensate and natural gas liquids expected to be removed for our account from our natural gas production.

                                                                DECEMBER 31
                                                    -----------------------------------
                                                    1999    1998    1997    1996   1995
                                                    -----   -----   -----   ----   ----
                                                           (MILLIONS OF BARRELS)
PROVED OIL RESERVES
CONSOLIDATED COMPANIES
United States.....................................    238     261     277   299    294
Europe............................................    383     410     421   413    408
Other Regions.....................................    167     192     195   214    231
                                                    -----   -----   -----   ---    ---
  Worldwide.......................................    788     863     893   926    933
SHARE OF EQUITY AFFILIATES
Europe............................................     60      50      51    47     44
Other Regions(1)..................................    682     678     680    --     --
                                                    -----   -----   -----   ---    ---
  Total Proved Reserves -- Equity Affiliates......    742     728     731    47     44
                                                    -----   -----   -----   ---    ---
          Total Proved Oil Reserves...............  1,530   1,591   1,624   973    977
                                                    =====   =====   =====   ===    ===

---------------

(1) Represents Conoco's equity share of the Petrozuata venture in Venezuela.

     The following table sets forth by region Conoco's proved natural gas reserves at year-end for the past five years:

                                                              DECEMBER 31
                                                 -------------------------------------
                                                 1999    1998    1997    1996    1995
                                                 -----   -----   -----   -----   -----
                                                       (BILLIONS OF CUBIC FEET)
PROVED NATURAL GAS RESERVES
CONSOLIDATED COMPANIES
United States..................................  2,166   2,319   2,235   1,822   1,891
Europe.........................................  2,884   3,053   3,060   3,068   2,649
Other Regions..................................    749     430     196     173     169
                                                 -----   -----   -----   -----   -----
  Worldwide....................................  5,799   5,802   5,491   5,063   4,709
SHARE OF EQUITY AFFILIATES
United States..................................    343     381     370     333     339
                                                 -----   -----   -----   -----   -----
          Total Proved Natural Gas Reserves....  6,142   6,183   5,861   5,396   5,048
                                                 =====   =====   =====   =====   =====

  Production Data

     Conoco's oil and natural gas production, excluding natural gas liquids from gas plant ownership, averaged 636,000 BOE per day in 1999, compared with 585,000 BOE per day in 1998. As a percentage of total production, natural gas production was 44 percent and 40 percent in 1999 and 1998, respectively.

     The table below shows Conoco's interests in average daily oil production and natural gas production for the past three years. Oil production comprises crude oil and condensate produced for our account, plus our share of natural gas liquids removed from natural gas production from our owned leases. Natural gas production represents our share of production from leases, in which we have an ownership interest. Natural gas liquids processed represents our share of natural gas liquids acquired through gas plant ownership.

                                                               1999   1998   1997
                                                               ----   ----   ----
                                                                 (THOUSANDS OF
                                                                BARRELS PER DAY)
NET AVERAGE DAILY OIL PRODUCTION
  CONSOLIDATED COMPANIES
     United States..........................................    74     79     90
     Europe.................................................   161    152    176
     Other Regions..........................................    84     95     92
                                                               ---    ---    ---
          Total Net Production -- Consolidated Companies....   319    326    358
  SHARE OF EQUITY AFFILIATES
     Europe.................................................    18     17     16
     Other Regions..........................................    22      5     --
                                                               ---    ---    ---
          Total Net Production -- Equity Affiliates.........    40     22     16
                                                               ---    ---    ---
          Total Net Oil Production Per Day..................   359    348    374
                                                               ===    ===    ===

                                                                1999     1998     1997
                                                               ------   ------   ------
                                                               (MILLIONS OF CUBIC FEET
                                                                       PER DAY)
NET AVERAGE DAILY NATURAL GAS PRODUCTION
  CONSOLIDATED COMPANIES
     United States..........................................     865      873      709
     Europe.................................................     728      470      432
     Other Regions..........................................      52       53       46
                                                               -----    -----    -----
          Total Net Production -- Consolidated Companies....   1,645    1,396    1,187
  SHARE OF EQUITY AFFILIATES
     United States..........................................      15       15       16
                                                               -----    -----    -----
          Total Net Natural Gas Production Per Day..........   1,660    1,411    1,203
                                                               =====    =====    =====

                                                              1999    1998    1997
                                                              -----   -----   -----
                                                              (THOUSANDS OF BARRELS
                                                                    PER DAY)
NET AVERAGE DAILY NATURAL GAS LIQUIDS PROCESSED
  CONSOLIDATED COMPANIES
     United States..........................................   51      55      55
  SHARE OF EQUITY AFFILIATES
     United States..........................................    7       8       8
     Other Regions..........................................    6       4       5
                                                               --      --      --
          Total Net Processed -- Equity Affiliates..........   13      12      13
                                                               --      --      --
          Total Net Natural Gas Liquids Processed Per Day...   64      67      68
                                                               ==      ==      ==

     See the Supplemental Petroleum Data incorporated by reference into this document from our 1999 Annual Report to Stockholders for the annual production volumes of oil (crude oil, condensate and natural gas liquids) and natural gas from proved reserves. Proved oil production volumes exclude natural gas liquids from plant ownership.

     The following table sets forth Conoco's average production costs per BOE produced, average sales prices per barrel of crude oil and condensate sold, and average sales prices per mcf of natural gas sold for the three-year period ended December 31, 1999. Average sales prices exclude proceeds from sales of interests in oil and gas properties.

                                                     TOTAL     UNITED             OTHER
                                                   WORLDWIDE   STATES   EUROPE   REGIONS
                                                   ---------   ------   ------   -------
                                                          (UNITED STATES DOLLARS)
CONSOLIDATED COMPANIES
  For the year ended December 31, 1999
     Average production costs per barrel of oil
       equivalent of petroleum produced(1).......   $ 3.93     $ 3.60   $ 4.20   $ 3.91
     Average sales prices of produced petroleum
       Per barrel of crude oil and condensate
          sold...................................    17.51      17.33    17.80    17.07
       Per mcf of natural gas sold...............     2.12       1.98     2.30     1.92
  For the year ended December 31, 1998
     Average production costs per barrel of oil
       equivalent of petroleum produced(1).......     3.95       3.69     4.54     3.21
     Average sales prices of produced petroleum
       Per barrel of crude oil and condensate
          sold...................................    12.37      12.17    12.61    12.12
       Per mcf of natural gas sold...............     2.24       1.96     2.86     1.42
  For the year ended December 31, 1997
     Average production costs per barrel of oil
       equivalent of petroleum produced(1).......     4.21       4.23     4.51     3.40
     Average sales prices of produced petroleum
       Per barrel of crude oil and condensate
          sold...................................    18.58      17.93    18.93    18.35
       Per mcf of natural gas sold(2)............     2.44       2.18     3.25     1.41

EQUITY AFFILIATES
  For the year ended December 31, 1999
     Average production costs per barrel of oil
       equivalent of petroleum produced(1).......   $ 5.53     $10.02   $ 4.51   $ 5.84
     Average sales prices of produced petroleum
       Per barrel of crude oil and condensate
          sold...................................    13.86         --    13.03    14.55
       Per mcf of natural gas sold...............     2.35       2.35       --       --
  For the year ended December 31, 1998
     Average production costs per barrel of oil
       equivalent of petroleum produced(1).......     9.10      10.11     6.16    18.64
     Average sales prices of produced petroleum
       Per barrel of crude oil and condensate
          sold...................................     8.90         --     9.85     3.76
       Per mcf of natural gas sold...............     2.39       2.39       --       --
  For the year ended December 31, 1997
     Average production costs per barrel of oil
       equivalent of petroleum produced(1).......     8.16       8.32     7.15       --
     Average sales prices of produced petroleum
       Per barrel of crude oil and condensate
          sold...................................    15.88         --    15.88       --
       Per mcf of natural gas sold...............     2.89       2.89       --       --

---------------

(1) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6,000 cubic feet of gas to one barrel of liquid.

(2) 1997 restated from wet gas price to dry gas price.

  Drilling and Productive Wells

     The following table sets forth Conoco's drilling wells and productive wells by region as of December 31, 1999. The table excludes our share of equity affiliates.

                                                      TOTAL     UNITED             OTHER
                                                    WORLDWIDE   STATES   EUROPE   REGIONS
                                                    ---------   ------   ------   -------
                                                              (NUMBER OF WELLS)
Number of wells drilling(1)
  Gross...........................................       54        26      17        11
  Net.............................................       23        15       2         6
Number of productive wells(2)
  Oil wells -- gross..............................    7,403     6,768     299       336
            -- net................................    2,588     2,450      26       112
  Gas wells -- gross..............................    8,709     8,078     209       422
             -- net...............................    4,411     3,975      50       386

---------------

(1) Includes wells being completed.

(2) Approximately 63 gross (21 net) oil wells and 727 gross (258 net) gas wells have multiple completions.

  Drilling Activity

     The following table sets forth Conoco's net exploratory and development wells drilled by region for the three-year period ended December 31, 1999. The table excludes our share of equity affiliates.

                                                      TOTAL     UNITED             OTHER
                                                    WORLDWIDE   STATES   EUROPE   REGIONS
                                                    ---------   ------   ------   -------
                                                       (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1999
  Exploratory -- productive.......................      6.8       1.7     1.3       3.8
               -- dry.............................      3.3       0.0     0.8       2.5
  Development -- productive.......................    179.1     165.2     8.7       5.2
                -- dry............................     19.1      18.3     0.0       0.8
For the year ended December 31, 1998
  Exploratory -- productive.......................      7.3       2.2     1.1       4.0
               -- dry.............................     14.0       5.4     1.9       6.7
  Development -- productive.......................    234.8     215.9     2.8      16.1
                -- dry............................     13.0      13.0     0.0       0.0
For the year ended December 31, 1997
  Exploratory -- productive.......................      7.1       3.7     1.6       1.8
               -- dry.............................     18.4      11.7     4.9       1.8
  Development -- productive.......................    142.6     126.9     5.4      10.3
                -- dry............................     10.2       7.2     0.0       3.0

  Developed and Undeveloped Petroleum Acreage

     The following table sets forth Conoco's developed and undeveloped petroleum acreage by region as of December 31, 1999. The table excludes our share of equity affiliates.

                                                      TOTAL     UNITED             OTHER
                                                    WORLDWIDE   STATES   EUROPE   REGIONS
                                                    ---------   ------   ------   -------
                                                            (THOUSANDS OF ACRES)
Developed acreage
  Gross...........................................    8,086     3,064    1,153     3,869
  Net.............................................    3,558     1,543      285     1,730
Undeveloped acreage
  Gross...........................................   79,354     3,461    4,107    71,786
  Net.............................................   43,857     2,252    1,350    40,255

     Conoco is not required to file, and has not filed on a recurring basis, estimates of its total proved net oil and gas reserves with any U.S. or non-U.S. governmental regulatory authority or agency other than the Department of Energy and the Securities and Exchange Commission. The estimates furnished to the DOE have been consistent with those furnished to the SEC. They are not necessarily directly comparable, however, due to special DOE reporting requirements, such as requirements to report in some instances on a gross, net or total operator basis, and requirements to report in terms of smaller units. In no instance have the estimates for the DOE differed by more than 5 percent from the corresponding estimates reflected in total reserves reported to the SEC.

DOWNSTREAM

  Summary

     Downstream operations encompass refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. Downstream operations are organized regionally with operations in the United States, Europe and the Asia Pacific region.

     Downstream's objective is to continue to provide an appropriate return on investment by improving the competitiveness of the core business, while providing free cash flow to fund growth in upstream, as well as in new high potential downstream businesses. Consistent with this objective, Conoco has in the past, and may from time to time in the future, purchase or sell downstream assets. We may also consider forming alliances or joint ventures to hold and operate all or a selected part of our downstream assets either to optimize the efficiency of such operations through achieving economies of scale or, in certain circumstances, to monetize a portion of the value of such assets.

     Conoco has made capital investments in downstream activities averaging approximately $500 million per year for the last three years. Capital investments for 1999 in downstream activities were approximately $462 million.

     Conoco's downstream strengths are in the following areas:

     - processing heavy, high sulfur and acidic crudes;

     - upgrading bottom-of-the barrel feedstocks via coking technology;

     - maintaining low cost, high volume retail marketing operations; and

     - developing specialty products.

     Approximately 50 percent of Conoco's worldwide refining capacity is designed to process heavy, high sulfur crude. In addition, the Humber refinery in the United Kingdom can process about 44 percent acidic crudes in its crude slate. Conoco has applied its coking technology to nearly all of its refining operations throughout the world. This has enabled us to become a world leader in producing petroleum coke products, such as high value graphite and anode coke, which are used in the production of electrodes and anodes for the steel and aluminum industries, respectively. We have also licensed our fuel coking technology around the world, which has in turn created other business development opportunities.

     Conoco produces and markets a full range of refined petroleum products, including gasolines, diesel fuels, heating oils, aviation fuels, heavy fuel oils, asphalts, lubricants, petroleum coke and specialty products and petrochemical feedstocks. We own and operate, or are a partner in the operation of, nine refineries worldwide with a total crude and condensate capacity of 829,000 barrels per day. Refining capacity is distributed 63 percent in the United States, 32 percent in Europe and 5 percent in the Asia Pacific region.

     Capacity has risen by 208,000 barrels per day, or 33 percent, since year-end 1995, primarily as a result of:

     - the expansion of the Lake Charles refinery;

     - the upgrade of the Humber refinery;

     - the acquisition of an interest in two refineries in the Czech Republic;

     - the completion of the new Melaka refinery in Malaysia; and

     - low cost incremental expansion of existing refining units.

     In the United States, Conoco primarily markets through low cost wholesale operations. We have a growing marketing presence in Europe and Asia Pacific, where we are a leader in operating low cost, high volume retail stations. In 1999, refined product sales averaged 1,172,000 barrels per day, distributed 64 percent, 35 percent and 1 percent in the United States, Europe and the Asia Pacific region, respectively.

  United States

     Conoco's four U.S. refineries are high conversion facilities with capacity designed to process over 50 percent high sulfur crude oils, much of which is also heavy crude. A principal factor affecting the profitability of our U.S. operations is the price of refined products in relation to the cost of crude oils and other feedstocks processed. Because we are able to process a relatively large portion of heavy, high sulfur crude oil, the cost advantage of these crude oils, such as those from Mexico, Venezuela and Canada, over lighter, low sulfur crude oils, such as West Texas Intermediate, is particularly significant. Over half of our U.S. refining capacity is located in inland markets and therefore benefits from the price differential for products produced and sold inland versus those produced and sold on the Gulf Coast.

     Integration of refining, transportation and marketing and continuous improvement initiatives have provided increased profitability through improvements in refinery reliability, utilization, product yield and energy usage. Since the end of 1995, Conoco has increased refining input at its four U.S. refineries by approximately 18 percent, while lowering average operating expenses by approximately $.65 per barrel of refinery input. We have also improved market share through geographic concentration of markets.

     Conoco intends to limit future capital investments in downstream United States, excluding large, non-discretionary, regulatory-driven projects and selected growth projects, to a level that is less than half of downstream United States' operating cash flow. Capital expenditures were approximately $214 million in 1999, relatively flat compared to $201 million in 1998. We are positioned to make the necessary clean fuels investments at our refineries over the next five years in support of changing motor fuel specifications. We also plan to make further investments at the Lake Charles refinery to facilitate processing of Petrozuata synthetic crude.

     REFINING

     Conoco operates four wholly owned refineries in the United States. The following tables outline the rated crude and condensate distillation capacity as of December 31 for each of the past five years, and the average daily crude, condensate and other inputs for each of the past five years.

                                                                  DECEMBER 31
                                                        --------------------------------
                                                        1999   1998   1997   1996   1995
                                                        ----   ----   ----   ----   ----
                                                         (THOUSANDS OF BARRELS PER DAY)
REFINERY CRUDE AND CONDENSATE CAPACITY
Lake Charles, Louisiana...............................  240    226    226    226    191
Ponca City, Oklahoma..................................  174    168    155    155    150
Denver, Colorado......................................   58     58     58     58     58
Billings, Montana.....................................   52     52     52     52     49
                                                        ---    ---    ---    ---    ---
          Total.......................................  524    504    491    491    448
                                                        ===    ===    ===    ===    ===
REFINERY INPUTS(1)
Lake Charles, Louisiana
  Crude and condensate(2).............................  234    216    211    177    179
  Other feedstocks....................................   20     24     23     21     23
Ponca City, Oklahoma
  Crude and condensate(2).............................  173    167    161    150    151
  Other feedstocks....................................    3      4      2      2      5
Denver, Colorado
  Crude and condensate(2).............................   56     50     53     49     49
  Other feedstocks....................................    0      0      0      0      0
Billings, Montana
  Crude and condensate(2).............................   49     52     51     51     45
  Other feedstocks....................................    3      3      3      3      3

          Total crude and condensate..................  512    485    476    426    424
          Total other feedstocks......................   26     31     27     26     31

---------------

(1) Includes feedstocks in addition to crude and condensate, on which rated capacity is based.

(2) Includes actual crude and condensate runs, which may exceed rated capacity.

     Conoco's U.S. consolidated refined product yields by volume in 1999 were 48 percent motor gasoline, 43 percent middle distillates, including jet and diesel fuel, and 9 percent residual fuel oil and asphalt and other products, including petroleum coke, lubricants and liquefied petroleum gases.

     LAKE CHARLES REFINERY AND RELATED FACILITIES

     Conoco's Lake Charles refinery, located in Westlake, Louisiana, is a fully integrated, high conversion facility, which has a crude and condensate capacity of 240,000 barrels per day, an increase of 6 percent, or 14,000 barrels per day, from 1998, resulting from increased operational efficiencies. The refinery processes both heavy, high sulfur crude oil and low sulfur crude oil. The refinery's Gulf Coast location provides access to numerous cost effective domestic and international crude oil sources. The crude design capacity is approximately 182,000 barrels per day of heavy, high sulfur crudes with the remaining 58,000 barrels per day of domestic sourced low sulfur crudes. While the types and origins of these lower priced, heavy, high sulfur crudes can vary, the majority consists of Venezuelan and Mexican crudes delivered via tanker. Lake Charles refinery products can be delivered by truck, rail or major common carrier product pipelines, partially owned by Conoco, which serve the eastern and mid-continent United States. In addition, refinery products can be sold into export markets through the refinery's marine terminal.

     The ability to refine both low sulfur and heavy, high sulfur crudes at the Lake Charles refinery provides a competitive advantage to us by enabling the refinery to produce from relatively low-cost feedstocks a full range of products including gasolines, jet fuel, diesel fuel, petroleum coke, lube oils, LPG and other specialty products. The refinery facilities include fluid catalytic cracking, delayed coking and hydrodesulfurization units, which enable it to maximize its upgrade of heavier crude oil. We are making investments in the Lake Charles refinery so that it will be able to process Petrozuata synthetic crude when Petrozuata's upgrader is complete.

     Integration of fuels and specialty products plays an important role in maximizing product value at the refinery. Intermediates produced from low sulfur crude processing allow the refinery to supply the heaviest, highest boiling range material in the crude to the Cit-Con lube plant, owned 35 percent by Conoco, for base oils, finished lubes and wax production. Other intermediates are exchanged with a neighboring chemical plant complex for further processing.

     The refinery supplies high sulfur gas oil to Excel Paralubes, a 50/50 joint venture between Conoco and Pennzoil-Quaker State, which owns a hydrocracked lubricating base oil facility. Excel Paralubes' state-of-the-art lube oil facility produces approximately 18,000 barrels per day of high quality clear hydrocracked base oils, representing approximately 9 percent of U.S. lubricating base oil production. Hydrocracked base oils are second in quality only to synthetic base oils, but are produced at a much lower cost. The refinery produces other specialty intermediates for making solvents to supply Penreco, also a joint venture with Pennzoil-Quaker State. Penreco manufactures and markets highly refined specialty petroleum products for global markets.

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

     PONCA CITY REFINERY

     Conoco's refinery located in Ponca City, Oklahoma has a crude and condensate capacity of 174,000 barrels per day of light, high sulfur and light, low sulfur crudes. Both foreign and domestic crudes are delivered by pipeline from offshore, Oklahoma, Kansas and North and West Texas fields. Finished products are shipped by truck, rail and company-owned and common carrier pipelines to markets throughout the mid-continent region.

     The Ponca City refinery is a high conversion facility, which produces a full range of products, including gasoline, jet fuel, diesel, LPG and anode and fuel grade petroleum cokes. The refinery's facilities include fluid catalytic cracking, delayed coking and hydrodesulfurization units, which enable it to produce high ratios of gasoline and diesel fuel from crude oil.

     DENVER REFINERY

     Conoco's Denver refinery, located in Commerce City, Colorado, has a crude and condensate capacity of 58,000 barrels per day, processing a mixture of Canadian heavy, high sulfur crudes, and domestic heavy, high sulfur crude oils and low sulfur crude oils. Almost all crude oil processed at the refinery is transported via pipeline. Products are delivered predominantly through a local truck loading terminal to the east side of the Rockies, but also by rail and pipelines to other Colorado markets. The refined gasoline products from the Denver refinery help supply our marketing operations in the Rocky Mountain states.

     The Denver refinery is a high conversion refinery that produces a full range of products including gasolines, jet fuels, diesel and asphalt. The refinery's upgrading units enable it to process a crude slate containing nearly 50 percent heavy, high sulfur crude. We have a processing agreement with a refinery located in Cheyenne, Wyoming, that has coking capabilities, from which the refinery receives intermediate feedstocks for processing into finished products. The Denver refinery also supplies KC Asphalt, a 50/50 joint venture between Koch Industries and us, which markets high quality asphalt products. Both of these ventures enable us to turn relatively low value intermediates into higher margin products.

     BILLINGS REFINERY

     Conoco's Billings, Montana refinery has a crude and condensate capacity of 52,000 barrels per day, processing a mixture of about 70 percent Canadian heavy, high sulfur crude plus domestic high sulfur and low sulfur crude oils, all delivered by pipeline. Products from the refinery are delivered via company-owned pipelines, rail, and trucks, thereby supplying Conoco's extensive branded marketing operations in eastern Washington and the northern Rocky Mountain states. The refinery's proximity to its primary source of crude and its ability to refine both low sulfur and heavy, high sulfur crudes provides us with significant competitive advantages.

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

     MARKETING

     In the United States, Conoco markets gasoline, utilizing the Conoco brand, in 37 states, 23 of which represent primary markets, in the southeast, mid-continent and Rocky Mountain regions. Market growth continues to be targeted to those areas where we can obtain a strong market share and areas that leverage supply from our U.S. refineries and those distribution systems in which we have an ownership position. Increasing operating market share has resulted in particularly strong brand recognition in the Rocky Mountain and mid-continent markets.

     Conoco gasoline is sold through approximately 4,900 branded stations in the United States, 86 percent of the gasoline through retail outlets owned by independent wholesale marketers and 14 percent through 219 company-owned stores at year-end 1999. We market gasoline primarily through the wholesale channel in the United States because it requires a lower capital investment than company-owned retail stations, but still provides a secure, branded outlet for Conoco's products. Conoco operates retail stations to establish brand standards and image, as well as to better understand the independent distributors in order to provide programs and services to them and the consumer.

     In 1999, we continued to expand "breakplace(R)," Conoco's upscale convenience store design. This format is designed to increase the frequency and transaction size of customer visits by catering to the needs of our targeted customer, the "convenience connoisseur." There were 45 "breakplace(R)" locations as of December 31, 1999. Many more stores in the network have adopted comprehensive offerings patterned after the format, thereby elevating Conoco's brand perception to the consumer. Complementing the "breakplace(R)" image, we continued the upgrade of company and marketer owned retail outlets to the enhanced "Conoco Red" image, which employs brighter exterior lighting and improved signage to attract customers.

     At year-end 1999, CFJ Properties, a 50/50 joint venture between Conoco and Flying J, owned and operated 92 truck travel plazas that carry the Conoco and/or Flying J brands and provide a secure outlet for our diesel production. In addition, bulk sales of all refined petroleum products are made to commercial, industrial and spot market customers.

     TRANSPORTATION

     Conoco has approximately 7,300 miles of crude and product mainline pipelines in the United States, including those partially owned and/or operated by affiliates. We also own and operate 39 finished product terminals, four liquefied petroleum gas terminals, two crude terminals and one coke-exporting facility. Our crude pipeline interests and terminals provide integral logistical links between crude sources and refineries to lower crude costs. The product pipelines serve as secure links between refineries and key products markets. Our U.S. pipeline system transported an average of 946,000 barrels per day in 1999. Our equity share of shipments on affiliate pipelines was an additional 406,000 barrels per day.

     Conoco currently operates a fleet of seven seagoing double-hulled crude oil tankers. Six of the ships typically travel to Mexico, Central America and South America to load crude oil and discharge at a Gulf Coast location. The vessels are used to provide secure transportation to the Lake Charles refinery, but when not in service for Conoco, are available for charter to third parties. The seventh double-hulled tanker, the

Rangrid, is on lease to a third party for use as a shuttle tanker for the Heidrun field in the North Sea, in which Conoco has an interest. The Independence, operated by Conoco Energy Nigeria Ltd., is a VLCC class ship that has been converted for use as a floating production storage and off-take vessel off the coast of Nigeria.

     Conoco also operates a domestic fleet of seven boats and 14 double-hulled barges, providing the Gulf Coast Regional Business Unit with inland waterway transportation services. The fleet operates along the Gulf Coast from Corpus Christi, Texas to Mobile, Alabama transporting crude oil and refined products.

  Europe

     Conoco's European refining and marketing activities are conducted in 17 countries. In 1999, we reorganized our European operations into two regional clusters to centralize and leverage the benefits of certain support activities, which frees individual country organizations to focus on serving customers and developing our business within and across European borders.

     The Northern cluster is based in the United Kingdom and includes marketing operations in Sweden, Norway, Finland and Denmark, in addition to refining and marketing activities in the U.K. The Continental cluster is based in Germany and includes marketing operations in Austria, Switzerland, Belgium, Luxembourg, Hungary, Slovakia, France, Poland and the Czech Republic. Additionally, the Continental cluster includes refining joint ventures in Germany and the Czech Republic and a marketing joint venture in Spain.

     Our refining and marketing operations in the United Kingdom and Germany together accounted for 77 percent of our European downstream after-tax earnings in 1999.

     Conoco's European downstream strategy has been to operate low cost, high volume retail outlets in selected key markets where we have a competitive advantage, pursue opportunities in growth regions, and maintain our Humber refinery and the Mineraloel Raffinerie Oberrhein GmbH (MiRO) joint venture refinery, in the United Kingdom and Germany, respectively, as top performers in Europe. We plan to redirect cash generated by our mature European businesses to other parts of upstream and downstream operations and to the identified European growth markets.

     Conoco invested approximately $174 million in its downstream European operations in 1999, and $180 million in 1998. We continue to implement relatively low-cost projects in our refining operations designed to increase production and improve yields, while reducing feedstock costs and operating expenses. Conoco plans to continue to direct capital expenditures for marketing operations, which are expected to be approximately 33 percent of total European downstream capital expenditures, toward construction of new stations in growth markets. These markets are primarily in Central and Eastern Europe, and also in its areas of competitive strength in Germany, Austria and the Nordic countries.

     Conoco's European downstream profitability is affected by several factors. As with all refining operations, the difference between the market price of refined products and the cost of crude oil is the major factor. Our European refineries are able to process lower cost crudes or upgrade other feedstocks into high value finished products. In addition, since the United Kingdom refinery also processes fuel oil as a feedstock, the price difference between low sulfur fuel oil and finished products is important to earnings. European operations also include significant retail marketing volumes, and therefore earnings are driven by retail margins, fuel and convenience product sales and operating expenses in the various countries where we operate.

     REFINING

     Conoco's principal European refining operations are located in the United Kingdom, Germany and the Czech Republic. Since early 1996, the expansion of Conoco's Humber refinery in the United Kingdom, the formation of the MiRO joint venture through consolidation with a neighboring German refinery and the purchase of a share in the Czech Refining Company (CRC) joint venture owning two Czech Republic refineries have increased our European crude refining capacity by approximately 53 percent, or 92,000 barrels per day. We have continuously upgraded our refineries in Europe since the early 1990's and the configuration and output of the refineries are two of Conoco's primary sources of competitive advantage. In 1998, the United

Kingdom and Germany refineries ranked in the first quartile of Western European refineries by Solomon Associates, an independent benchmarking company for financial and operating performance, as measured by net margin and return on investment categories. In addition, Wood Mackenzie, a recognized petroleum industry consultant, rated Conoco's European refining operations best in Europe in a 1999 study, as measured by net cash margin per barrel.

     Conoco has undertaken a major capital investment program, totaling approximately $429 million from 1994 through 1999, to process lower cost feedstocks and increase conversion capacity, product quality and energy efficiency at the Humber refinery. We plan to spend about $150 million at the Humber refinery, in order to continue to improve reliability and efficiency, and to make investments to meet clean fuel specifications. By making clean fuel investments in advance of rigorous new European Union fuels specifications, Conoco will realize attractive duty savings for the next few years tied to the production of low sulfur road use diesel and be positioned to realize possible future incentives for gasoline. We are also participating in upgrading projects at joint venture owned refineries in Germany and the Czech Republic.

     The following tables outline the rated crude and condensate distillation capacity as of December 31 for each of the past five years and the annual average daily crude and condensate and other inputs for each of the past five years.

                                                                  DECEMBER 31
                                                        --------------------------------
                                                        1999   1998   1997   1996   1995
                                                        ----   ----   ----   ----   ----
                                                         (THOUSANDS OF BARRELS PER DAY)
REFINERY CRUDE AND CONDENSATE CAPACITY
Humber, United Kingdom................................  180    180    180    180    130
MiRO, Germany(1)......................................   56     54     54     43     43
CRC, Czech Republic(2)................................   29     29     29     29     --
                                                        ---    ---    ---    ---    ---
          Total(3)....................................  265    263    263    252    173
                                                        ===    ===    ===    ===    ===
REFINERY INPUTS(4)
Humber, United Kingdom(5)
  Crude and condensate(6).............................  178    165    137    121    133
  Other feedstocks....................................   48     57     56     76     74
MiRO, Germany(1)
  Crude and condensate(6).............................   56     54     51     47     46
  Other feedstocks....................................    4      3     11     13     13
CRC, Czech Republic(2)
  Crude and condensate(6).............................   17     20     21     22     --
  Other feedstocks....................................    1      1      1      1     --
          Total crude and condensate(3)...............  251    239    209    190    179
          Total other feedstocks......................   53     61     68     90     87

---------------

(1) The 1999, 1998, and 1997 figures represent Conoco's 18.75 percent interest in the MiRO refinery complex at Karlsruhe, Germany. For 1996 and 1995, Conoco's interest was 25 percent in the OMW refinery.

(2) Represents Conoco's 16.33 percent interest in two refineries in the Czech Republic.

(3) Does not include Conoco's 1.4 percent interest in a 95,000 barrel per day refinery in Mersin, Turkey.

(4) Includes feedstocks in addition to crude and condensate, on which rated capacity is based.

(5) The tie-in of a major expansion project and a major refinery maintenance turnaround significantly affected the Humber refinery's utilization in 1997 and 1996, respectively.

(6) Includes actual crude and condensate runs, which may exceed rated capacity.

     The yield of Conoco's European refineries by product and country for the year ended December 31, 1999, was as follows:

                                                       UNITED
                                                       KINGDOM   GERMANY   CZECH REPUBLIC
                                                       -------   -------   --------------
PERCENT OF TOTAL YIELD (1)
Motor gasoline.......................................    32        41            19
Middle distillate....................................    49        43            31
Residual fuel oil and asphalt........................     5         8            23
Other(2).............................................    14         8            27

---------------

(1) Percentages are volume based, not weight based.

(2) Other products primarily include petroleum coke, lubricants and liquefied petroleum gases.

     UNITED KINGDOM REFINERY

     Conoco's wholly owned Humber refinery is located in North Lincolnshire, United Kingdom, and has a crude and condensate capacity of 180,000 barrels per day. Crude processed at the refinery is exclusively low or medium sulfur, supplied primarily from the North Sea and includes lower cost, acidic crudes. The refinery also processes up to 60,000 barrels per day of other intermediate feedstocks, mostly vacuum gas oils and residual fuel oil, which many other European refineries are not able to process. The refinery's location on the east coast of England provides for cost-effective North Sea crude imports and product exports to European and world markets.

     The Humber refinery, one of the most sophisticated refineries in Europe, is a fully integrated, high conversion refinery that produces a full slate of light products and minimal fuel oil. In 1996, Conoco increased crude capacity at the refinery and added a vacuum unit that allows the refinery to process up to 80,000 barrels per day of less expensive, acidic North Sea crudes. The refinery also has two coking units with associated calcining plants, which upgrade the heavy "bottoms" and imported feedstocks into light oil products and high value graphite and anode petroleum cokes. Approximately 48 percent of the light oils produced in the refinery are marketed in the United Kingdom, while the other products are exported to the rest of Europe and the United States. This gives the refinery the flexibility to take full advantage of inland and global export market opportunities.

     GERMANY REFINERY

     The MiRO refinery in Karlsruhe, Germany, is a joint venture refinery with a crude and condensate capacity of 299,000 barrels per day. The MiRO joint venture arose from the combination in 1996 of the existing OMW refinery, in which Conoco had a 25 percent share, with an adjacent Esso refinery. Conoco has an 18.75 percent interest in MiRO and Conoco's capacity share is 56,000 barrels per day. The other owners of MiRO are DEA Mineraloel AG, Esso AG and Ruhr Oel GmbH, a 50/50 joint venture between Veba and PDVSA. Approximately 55 percent of the refinery's crude feedstock is low cost, high sulfur crude. The MiRO refinery complex is a fully integrated, high conversion refinery producing gasoline, middle distillates, residual fuel oil and other products. The refinery has a high capacity to convert lower cost feedstocks into high value products, primarily with a fluid catalytic cracker and delayed coker. The coker produces both fuel grade and specialty calcined cokes.

     The creation of the MiRO joint venture has improved the refinery's competitiveness and was driven by the synergy that existed between the two facilities. Integrated operations have yielded improved product slates, which better match local demand, and increased processing efficiency, while retaining operational flexibility for the partners. The refinery processes crude and feedstock supplied by each of the partners in proportion to their respective ownership interests. Streamlining the two operations has allowed Conoco to eliminate less efficient processing units in both refineries, resulting in lower operating costs.

     CZECH REPUBLIC REFINERIES

     In late 1995, Conoco, through participation in the newly formed CRC, acquired an interest in two refineries in the Czech Republic. The other owners of CRC are Unipetrol A.S., Agip Petroli, and Shell Overseas Investment B.V. The refinery at Litvinov has a crude and condensate capacity of 109,800 barrels per day, and the Kralupy refinery has a crude and condensate capacity of 67,500 barrels per day. Conoco's 16.33 percent ownership share of the combined capacity is 29,000 barrels per day. Both refineries process mostly high sulfur crude, with a large portion being Russian export blend delivered by pipeline at an advantageous cost. The refineries have an alternative crude supply via a pipeline from the Mediterranean.

     Conoco expects that completion of a visbreaker project at the Litvinov refinery, scheduled for the year 2000, will increase conversion rates and significantly reduce fuel oil production. The Kralupy refinery is currently a hydroskimming facility, but CRC has approved an investment in major conversion facilities to reduce fuel oil production and increase light oil yields. The two Czech refineries are operated as a single entity, with intermediate streams moving between the two facilities. CRC markets finished products both inland and abroad. We intend to use our share of the light oil production to support an expanding retail marketing network in Central and Eastern Europe.

     MARKETING

     Conoco has marketing operations in 17 European countries. Our European marketing strategy is to sell primarily through owned, leased or joint venture retail sites using a low cost, high volume, low price strategy. Conoco has a strong reputation in the European marketing area, as evidenced by Wood Mackenzie's 1999 study that ranked our retail marketing operations first in marketing efficiency (measured as average sales per station relative to industry average sales per station in countries where Conoco operates). We intend to expand into identified growing markets, while concurrently strengthening our market share in core markets such as Germany, Austria and the Nordic countries. Conoco is standardizing its European retail operations in order to capture cost savings and prepare for a more integrated Europe. We are continuing to reduce our cost structure for marketing activities while also optimizing activities to grow income in the non-fuels sector. We also market aviation fuels, liquid petroleum gases, heating oils, transportation fuels and marine bunkers to commercial accounts and into the bulk or spot market.

     Conoco uses the "Jet" brand name to market its retail products in its wholly owned operations in Austria, Czech Republic, Denmark, Finland, Germany, Hungary, Norway, Poland, Slovakia, Sweden and the United Kingdom. In Belgium and Luxembourg, we market under the "SECA" brand. Stations throughout Europe also display the "Conoco" brand. In addition, various joint ventures, in which Conoco has an equity interest, market products in Spain, Switzerland and Turkey under the "Jet," "OK Co-op" and "Tabas" or "Turkpetrol" brand names, respectively.

     As of December 31, 1999, Conoco had 1,987 marketing outlets in its wholly owned European operations, of which 1,307 were company-owned. Through our joint venture operations in Turkey, Spain and Switzerland, we also have an interest in another 958 retail sites. Our largest branded site networks are in Germany and the United Kingdom, which account for 64 percent of the total branded units. In Germany and Austria, 69 outlets were added during 1999, largely as a result of an acquisition of retail units at supermarket locations. In the Nordic countries, we have expanded from our base of unmanned sites in Sweden and Denmark into Norway and Finland, with two new stations in the region. In response to weak fuel margins in the United Kingdom over the past several years, we have restructured our operations, reducing the number of stations and focusing on locations where we have a competitive advantage, which has reduced our unit breakeven cost structure.

     Conoco has been expanding in targeted growth markets in Central and Eastern Europe in the Czech Republic, Poland, Hungary and Slovakia, and has added two stations in the last year for a total of 128 stations at December 31, 1999. We expect to continue this expansion in order to capture the demand growth and rising margins expected in these inland markets. This marketing expansion allows us to obtain further integration with products produced at the Czech refineries. Similarly, Conoco has invested in the growing markets of Spain and Turkey, where at the end of 1999, we had an interest through our joint ventures in 118 and 750 sites, respectively. The joint venture marketing operation in Turkey also provides us with a strategic position and opportunity for upstream ventures in this region.

     In the third quarter of 1999, our Turkish affiliate, Tabas, merged with an affiliated Turkish company, Turcas. Conoco's ownership interest in the larger combined company amounts to 27.6 percent versus 28.9 percent of the pre-merger company. The resulting entity structure provides significant financial advantages to our Turkish operations.

  Asia Pacific

     Conoco is looking to the Asia Pacific region for much of its long-term downstream growth. Despite the recent economic downturn, we expect the Asian market, in the long-term, to grow faster than comparable markets. Conoco intends to eventually establish at least 100,000 barrels per day of equity refining capacity in the region. Further, we plan to expand our marketing operations to integrate with the refining supply, and capitalize on market deregulation and long-term regional demand growth.

     The refinery in Melaka, Malaysia was built by a joint venture, which is 40 percent owned by Conoco with partners Petronas, the Malaysian state oil company, and Statoil. The refinery has a rated crude capacity of 100,000 barrels per day, of which Conoco's share is 40,000 barrels per day. Start-up of the Melaka refinery was initiated in August 1998, with the commissioning of the crude unit. Conoco's share of refinery inputs, sourced from Dubai, as well as third parties, was about 12 million barrels for 1999. This volume accounts for approximately 32,000 barrels per day of Conoco's total refinery inputs for 1999. The joint venture has a five-year tax holiday commencing with initial operation. The feedstocks for Conoco's capacity in the refinery will consist of between 70 and 90 percent high sulfur crude and the remainder local heavy sweet crude, depending on processing economics.

     This refinery capitalizes on Conoco's proprietary coking technology to upgrade low-cost feedstocks to higher-margin products. Initial refinery units, in addition to the fuels delayed coker, include:

     - a crude and vacuum distillation unit;

     - a vacuum gas oil hydrocracker;

     - naphtha and diesel hydrotreater;

     - catalytic reformer; and

     - an isomerization unit.

     The refinery is a high conversion facility that will produce a full range of refined petroleum products.

     Conoco intends to utilize some of its share of refined products from the refinery to continue growing its retail marketing operations in the Asia Pacific region. The balance of Conoco's share of production will be sold primarily in the spot market. Our regional crude and product supply and disposition operations are centrally located in Singapore.

     We began marketing motor fuels in Thailand in 1993. Conoco has since established a significant presence in the Thai retail market. At the end of 1999, Conoco had 105 stores in operation. We plan to build about 50 additional retail outlets.

     Conoco has launched a retail marketing joint venture in Malaysia with Sime Darby Bhd., a company that has a major presence in the Malaysian business sector. Capitalizing on the cost benefits of direct supply, the benefits of being the first licensees since 1969 to establish retail marketing in Malaysia, and the currently depressed prices of premium Malaysian real estate, we will initially target major markets within 125 miles of the Melaka refinery. The fourth quarter of 1999 witnessed the opening of the first ProJET station and "destina(R)" store in Malaysia. Current plans are to open up to 10 new stores in 2000.

  Specialty Products

     Conoco sells a variety of high value lubricants and specialty products including lubes, such as automotive and industrial lubricants and waxes, petroleum coke, solvents and pipeline flow improvers, to commercial, industrial and wholesale accounts worldwide. Our experience has been that specialty products are attractive because their premium prices generate higher margins and their markets are generally less cyclical than commodity markets.

     Conoco began marketing the HYDROCLEAR(R) brand of lubricants with the start-up of Excel Paralubes in 1997. The HYDROCLEAR(R) lubricants, which are non-toxic, were designed to compete with synthetics for a range of applications with difficult operating conditions. We also are partners with Pennzoil-Quaker State in Penreco, a fully integrated specialties company providing high quality products for use in the global cosmetic, pharmaceutical, industrial and home markets.

     Conoco's technical expertise in carbon upgrading positions it as a leader in manufacturing and marketing specialty coke and coke products. We manufacture high quality graphite coke, at our Lake Charles and Humber refineries, for use in the global steel industry. We also globally market anode and fuel coke produced at our Lake Charles, Ponca City, Billings, Humber and joint venture MiRO refineries, as well as fuel coke produced at our joint venture Melaka refinery. In addition, we participate in the Asia Pacific coke market by providing technical and marketing expertise to our PetroCokes joint venture with Sumitomo and Japan Energy. In 1999, we granted two licenses for this technology to other companies. Today our technology is used by more than two dozen coking facilities -- a third of the world's delayed coking capacity.

     Conoco, utilizing its carbon upgrading expertise, has developed a new petroleum-based carbon fiber with unique applications in the electronics, composite materials, plastics, automotive, construction, transportation and other niche markets. The product is vastly different from existing carbon-based fibers, with unique properties that can enhance existing products and open the door to new markets. The manufacturing process uses low-valued refinery product streams, instead of the high-cost chemical feedstocks utilized in making traditional carbon fibers, with a resulting significant reduction in plant construction and manufacturing costs. Construction of a 4.4 million pound per year manufacturing plant, adjacent to our Ponca City refinery, with the capability of expanding to an eight million pound per year facility, will begin in the second quarter of 2000. Commercial production is expected to commence in the second half of 2001.

     Conoco is a leader in the worldwide market for pipeline flow improvers. Our "LiquidPower(TM) Flow Improver" product is used for increasing petroleum pipeline capacity by reducing frictional pressure drop or used for energy savings. We also use "LiquidPower(TM) Flow Improver" in our own pipeline systems. We recently introduced "RefinedPower(R) Flow Improver," an innovative new generation product designed for petroleum product pipelines.

POWER

     Conoco Global Power was founded in 1995, to leverage the economic advantages of Conoco's energy production activities and offer integrated energy solutions to customers, by capitalizing on our strengths in managing major projects, risk and industrial operations.

     Conoco Global Power owns 37.5 percent of a Colombian joint venture, located in Barrancabermeja, Colombia along with Western Resources (37.5 percent) and five Colombian companies (5 percent each). The joint venture built a natural gas-fired generation plant capable of producing 160 megawatts of power, which became operational in August 1998. The joint venture sells primarily to the local power grid.

     Conoco Global Power owns a 50 percent interest in a natural gas-fired cogeneration plant near Corpus Christi, Texas. The plant, which commenced commercial operation in November 1999, is located adjacent to chemical complexes owned by DuPont and OxyChem. OxyChem, Occidental Petroleum Corporation's chemicals division, is our partner in this joint venture. OxyChem operates the plant under a long-term contract and purchases electricity and steam production from the plant. The plant is designed to produce 440 megawatts of power and 1.1 million pounds per hour of process steam. The plant is a qualifying facility under the Public Utility Regulatory Policies Act and expects to sell excess electricity in the Texas power markets.

     Conoco Global Power commenced construction of a natural gas-fired cogeneration facility near Orange, Texas in October 1999. The facility, which is located at DuPont's chemical complex, is in the process of securing project financing. It is anticipated that Conoco Global Power will reduce its ownership to 50 percent during the first half of 2000. The facility will provide electricity and process steam to the chemical complex, with 250 megawatts of power sold to Pacific G&E Energy Trading Power, L.P., under a long term tolling agreement. The remaining electric output is expected to be sold on a merchant basis into the Southeast electric market. Conoco Global Power will manage the facility, while DuPont will be the contract operator under a long-term operating agreement. The plant is designed to produce 421 megawatts of power and 810,000 pounds per hour of process steam. Commercial operation is scheduled for mid-2001.

     Conoco Global Power and DuPont have signed letters of intent to develop natural gas-fired cogeneration facilities at DuPont chemical facilities in Germany and Spain. The two plants, with a total capacity of 235 megawatts, will provide needed electricity and steam for DuPont's operations. Conoco also will sell surplus electric power to other customers, including the local utilities. The plants are expected to be in operation by 2003. Conoco Global Power has also signed a letter of intent with Total Oil Marine to investigate the possibility of Conoco Global Power constructing and operating a gas-fired 475-700 megawatt combined heat and power station servicing Conoco's and Totalfina's refineries in North Lincolnshire, United Kingdom. The facility would provide steam and electricity to the refineries and market power into the U.K. market. Some of the required capacity on the U.K.'s national grid has been secured and permitting is in process. If the U.K. government and Conoco approve this project, the facility is expected to commence operation in the fourth quarter of 2002.

CORE VALUES

     Conoco is committed to four core values: operating safely, protecting the environment, behaving ethically and valuing all people. During 1999, 1998 and 1997, Conoco achieved and maintained its lowest level of recordable injury rates in Conoco's history for both employees and contractors. In 1999, the American Petroleum Institute ranked Conoco's U.S. employees as the safest in the petroleum industry with the lowest 1998 injury rate, an achievement that has been matched for 14 out of the last 20 years. In 1999, the European oil industry organization, CONCAWE, recognized Conoco as having the best safety statistics in the European downstream industry for two of the past three years.

     Conoco is also an innovator both at recycling materials and at operating in environmentally sensitive areas. In the United Kingdom, for example, Conoco recycled over 99 percent of four Viking gas platforms, which it decommissioned in the North Sea. We have also operated for 60 years in the Aransas National Wildlife Refuge, a natural habitat for the endangered whooping crane in South Texas. In 1990, Conoco took a major step toward oil spill prevention as the first petroleum company to voluntarily commit to build only double-hulled tankers -- a decision made before U.S. law mandated such technology. During 1998, Conoco began operating a fleet of 100 percent double-hulled crude oil tankers and tank barges in U.S. waters, more than a year ahead of its target date of 2000. In 1999, Conoco marked the 31st anniversary of implementing one of the industry's first environmental policies, which predates both the World Environmental Day and Earth Day in the United States.

     In order to maintain the highest ethical standards, Conoco established clear guidelines on business ethics, which every employee agrees to follow. We have historically granted annual President's Awards to recognize exceptional examples of performance in safety, environmental protection and valuing all people. A President's Award for ethical behavior was added in 1999.

     The valuing all people core value is based on our commitment to maximize the contribution and motivation of our approximately 16,700 person workforce, to being a great company to work for and to achieve business success.

     We believe these core values result in a motivated workforce with values and goals firmly aligned with the strategic aims of the business. This belief was reinforced through our 1999 Employee Opinion Survey results, which reached a six-year high, indicating employees were quite pleased with Conoco and their jobs. Core values provide guidance to employees in working to meet the expectations of customers, partners and host governments and in respecting the communities in which we do business. In addition, we believe our commitment to core values helps to reduce liabilities, manage risks and improve business performance. The financial success of Conoco -- which is influenced by performance in our core values -- is shared with substantially all employees through the "Conoco Challenge" and "Global Variable Compensation" programs.

ENVIRONMENTAL REGULATION

     As with other companies and industries, Conoco's operations are subject to numerous federal, state, local, European Union and other foreign environmental laws and regulations, including legislation that implements international conventions or protocols, concerning its oil and gas operations, products and other activities, including:

     - The federal Clean Air Act, as amended (CAA), which subjects Conoco operations to regulations controlling emissions of air pollutants;

     - The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (CERCLA) and comparable state statutes, which impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. Although CERCLA currently excludes petroleum operations from cleanup liability, many state laws affecting Conoco's operations impose clean-up liability regarding petroleum-related products;

     - The Resource Conservation and Recovery Act, as amended (RCRA) and comparable state statutes that govern the management and disposal of wastes;

     - The federal Oil Pollution Act of 1990, as amended, under which (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels, are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into navigable waters of the United States; and

     - Regulations of the United States Department of the Interior related to offshore oil and gas operations in U.S. waters, which currently impose strict liability upon the lessee under a federal lease for the cost of clean-up of pollution resulting from the lessee's operations, and possible liability for pollution damages.

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

     Environmental laws and regulations are expected to have an increasing impact on Conoco's operations in most of the countries in which it operates, although it is impossible to predict accurately the effect of future developments in such laws and regulations on Conoco's future earnings and operations. Some risk of environmental costs and liabilities is inherent in particular operations and products of Conoco, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs and liabilities will not be incurred. However, Conoco does not currently expect any material adverse effect upon its results of operations or financial position as a result of compliance with such laws and regulations.

     Under the CAA, the U.S. Environmental Protection Agency (EPA) has promulgated a number of regulatory standards that mandate a variety of specifications for motor fuels designed to reduce emissions of certain air pollutants from vehicles burning such fuels. These regulated fuels include gasoline and diesel fuels produced and marketed by Conoco. In addition, many other countries in which Conoco produces or markets motor fuels regulate the composition of such products. Conoco has already incurred the costs of complying with such requirements that are currently in effect. The European Parliament enacted legislation in October 1998 that, among other things, required phased reductions of sulfur and aromatics content in gasoline and diesel fuel and of benzene in gasoline. The estimated cost to modify and/or replace existing equipment to comply with the new sulfur standards is about $150 million, with completion scheduled for no later than 2001. Aromatics and benzene requirements for 2005 have not yet been finalized, and therefore it is too early to be able to estimate the costs to comply with those standards.

     In late 1999, the EPA published final rules, referred to as Tier 2, for controlling future vehicle emissions and the sulfur content of gasoline. Over the next four to five years, Conoco will be positioning itself to be able to supply the low sulfur gasoline as required by the new Tier 2 regulations. It is too early to fully assess the compliance costs that will be incurred, but these costs are expected to be in line with the estimate of two to three cents per gallon included in the Tier 2 regulations.

     In 1997, an international conference on global warming concluded an agreement, known as the Kyoto Protocol, which called for reductions of certain emissions that contribute to increases in atmospheric greenhouse gas concentrations. The United States has not ratified the treaty codifying the Kyoto Protocol, but it may in the future. In addition, other countries where Conoco has interests, or may have interests in the future, have made commitments to the Kyoto Protocol and are in various stages of formulating applicable regulations. Although it is not yet possible to estimate accurately the total actual expenditures that may be incurred by Conoco as a result of the Kyoto Protocol, such expenditures could be substantial.

     For a discussion of our operating expenses and capital expenditures with respect to environmental protection, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters," incorporated by reference into this document from our 1999 Annual Report to Stockholders. Although future environmental obligations are not expected to have a material adverse effect on the results of operations or financial condition of Conoco, there can be no assurance that future developments, such as increasingly stringent environment laws or enforcement thereof, will not cause us to incur substantial environmental liabilities or costs.

SOURCES OF SUPPLY

     During 1999, Conoco supplemented its own crude oil production to meet its refining requirements by the purchase of crude oil from both domestic and international sources. Approximately 47 percent of the crude oil processed in our U.S. refineries in 1999 came from U.S. sources. The remainder of crude processed came principally from Venezuela, Mexico and Canada. During 1999, Conoco's Humber refinery processed principally North Sea crude oils. In the joint venture MiRO refinery, Conoco processed primarily Mediterranean crude oils in 1999. Conoco's joint venture CRC refineries processed primarily Russian crudes.

     To assure availability, Conoco maintains multiple sources for most raw materials, supplies, services and equipment, with no one company supplying a substantial portion of our needs. We also routinely lease or charter equipment, such as drilling rigs, offshore supply boats, seismic boats, pipeline laying equipment, derrick barges and cranes. Availability of supply and/or cost of such equipment has been a factor in the past, and could have a detrimental impact on us in the future.

RESEARCH AND DEVELOPMENT

     The objectives of Conoco's research and development programs are to discover new products, processes and business opportunities in relevant fields, and to improve existing products and processes. Research and development also focuses on optimizing existing assets and improving efficiency, safety and environmental protection. Worldwide expenditures for research and development amounted to approximately $35 million in 1999, $42 million in 1998 and $44 million in 1997.

PATENTS AND TRADEMARKS

     Conoco owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to Conoco's business as a whole. During 1999, we were granted seven U.S. and 25 non-U.S. patents. We also have individual trademarks and brands for our products and services, which are registered, in various countries throughout the world. None of these trademarks and brands is considered material other than the "Conoco" and "Jet" brands.

OPERATING HAZARDS AND INSURANCE

     Conoco's operations are subject to certain operating hazards, such as well blowouts, collapsed wells, explosions, uncontrolled flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, refinery explosions, surface or marine transportation incidents, pollution, releases of toxic gas and other environmental hazards and risks. In accordance with customary industry practices, Conoco maintains insurance against some, but not all, of such risks and losses. Given our risk profile, and in accordance with the practices of a number of major, integrated, international energy companies, Conoco does not carry business interruption insurance on all operations. Conoco's decision to carry business interruption insurance only on selected operations is based on several factors, including its spread of risks, a favorable loss history and loss prevention and safety programs. Conoco has elected to retain the risk where management believes the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks are generally not fully insurable.

PROPERTIES

     Conoco's corporate headquarters, consisting of 16 three-story buildings on a 62-acre site, is located in Houston, Texas. We own and lease petroleum properties and operate production processing, refining, marketing, power-generating and research and development facilities worldwide. In addition, we operate sales offices, regional purchasing offices, distribution centers and various other specialized service locations throughout the world.

EMPLOYEES

     Conoco had about 16,700 employees as of December 31, 1999, approximately the same as last year. In 1999, Conoco reduced staff by 704 positions to improve operational efficiencies by combining some functions in the United States and by more broadly sharing services and more effectively deploying employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring," incorporated by reference into this document from our 1999 Annual Report to Stockholders. These reductions were offset by an increase in staff positions, due to expansion of our Thailand retail operations and the growth of our Central and Eastern European retail operations in the Czech Republic and Poland.

     Approximately 1,400 employees at our four U.S. refineries are primarily represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union, under separate bargaining agreements for each refinery. These agreements cover wages, certain benefits matters, grievance procedures and various employment conditions, and we believe they are typical of the refining industry in the U.S.

ITEM 3. LEGAL PROCEEDINGS

     On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company (YPL) and Conoco Pipe Line Company, as a 40 percent owner and operator of YPL. The complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. The parties have reached an agreement to settle the case that requires the parties to pay a penalty of $165,000 and construct a fish passageway in the Jocko River to enhance the bull trout population. The court entered final settlement documents, and Conoco is in the process of implementing the terms of the settlement agreement.

     On August 31, 1998, the Louisiana Department of Environmental Quality
(LDEQ) issued a notice of violation against Conoco for failure to maintain control equipment to control emissions from the sulfur pits at the Lake Charles refinery. On November 11, 1998, the LDEQ notified Conoco that it would be seeking a civil penalty of $300,000. Since that time, Conoco and the LDEQ have negotiated a settlement of this matter. Under the settlement agreement terms, Conoco will execute a supplemental environmental project (SEP) and pay a civil penalty of $75,000. The SEP involves the relocation of marine dock area pipes. The draft agreement is currently being circulated within LDEQ for approvals.

     On November 17, 1999, Conoco received Notice of Violation (NOV) 402 from the New Mexico Environment Department (NMED). NMED alleged that Conoco did not complete two initial compliance tests at the Kemnitz NG&GP Compressor Station by the permitted deadline, and that it did not submit the test reports to the state within the regulatory timeframe after the tests were completed. The NOV contained a draft penalty calculation of $160,656. Conoco disputes that it had the duty to conduct one of the compliance tests. Settlement negotiations are ongoing.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices, and claims for damages resulting from leaking underground storage tanks. As a result of its separation from DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. We believe the ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized, but will not materially affect the consolidated financial position of Conoco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                   AGE(1)         POSITION WITH THE COMPANY
----                                   ------         -------------------------
Archie W. Dunham.....................    61     Chairman, President and Chief
                                                Executive Officer
Gary W. Edwards......................    58     Senior Executive Vice President,
                                                  Corporate Strategy and Development
Robert E. McKee III..................    53     Executive Vice President, Exploration
                                                  Production
Jim W. Nokes.........................    53     Executive Vice President, Refining,
                                                  Marketing, Supply and
                                                  Transportation
Robert W. Goldman....................    57     Senior Vice President, Finance, and
                                                Chief Financial Officer
Rick A. Harrington...................    55     Senior Vice President, Legal, and
                                                General Counsel

---------------

(1) As of March 13, 2000.

     Set forth below is information concerning the current executive officers.

     Archie W. Dunham has been Chairman of the Board of Conoco since August 1999 and a director since July 1998. He has been President and Chief Executive Officer of Conoco since 1996. He joined Conoco in 1966 and subsequently held a number of commercial and managerial positions within Conoco and DuPont. He served on DuPont's board of directors until August 1999. Mr. Dunham is also a member of the boards of directors of Louisiana-Pacific Corporation and Phelps Dodge Corporation. Mr. Dunham is a former Executive Vice President, Exploration Production and Executive Vice President, Refining, Marketing, Supply and Transportation for Conoco. He was also a Senior Vice President, Polymers and Senior Vice President, Chemicals and Pigments for DuPont. He is a director of the American Petroleum Institute, the U.S.-Russia Business Council and the Greater Houston Partnership. He is Chairman of the United States Energy Association, Chairman of the National Petroleum Council and a member of The Business Council. Mr. Dunham is also a member of the Board of Visitors and the Energy Center board of directors at the

University of Oklahoma. He also serves on the board of trustees of the Memorial Hermann Healthcare System in Houston, the Houston Grand Opera, the Houston Symphony, the George Bush Presidential Library and the Smithsonian Institution.

     Gary W. Edwards was appointed Senior Executive Vice President, Corporate Strategy and Development of Conoco in November 1999. Prior to his appointment, he had been Executive Vice President of Conoco since 1991, with responsibility for worldwide refining, marketing, supply and transportation and was a Senior Vice President of DuPont until October 27, 1998. He joined Conoco in 1963, working at various locations throughout the United States and in the United Kingdom, and was formerly Conoco's Vice President, Refining Marketing Europe; Vice President Refining, Marketing and Transportation; and Vice President North American Marketing. Mr. Edwards has held a number of managerial positions in Conoco Pipe Line, Transportation, Natural Gas and Gas Products, Logistics and Marketing. He is a Director of the American Petroleum Institute and National Association of Manufacturers and a previous director and Vice President of the European Petroleum Industry Association in Brussels, Belgium. Mr. Edwards is a member of the Kansas State University Engineering advisory council and serves on the boards of the Yellowstone Park Foundation, Theatre Under the Stars, Junior Achievement, Inc. (National), as well as Junior Achievement of Southeast Texas, Target Hunger, Private Sector Initiative, and the Houston Music Hall Foundation.

     Robert E. McKee III has been an Executive Vice President for Conoco since 1992, with responsibility for worldwide exploration and production and was a Senior Vice President of DuPont until October 27, 1998. He was formerly Conoco's Executive Vice President for Corporate Strategy and Development, Senior Vice President for Administration, Vice President of North American Refining and Marketing and Vice President, Chairman and Managing Director of Conoco (UK) Limited. Since he joined Conoco in 1967, Mr. McKee has worked at various locations and held numerous managerial, operating, administrative and technology positions both in the United States and overseas. He currently serves on the board of directors of the American Petroleum Institute and is a former director of Consol Energy Inc. and Consol Inc. In addition, he is Chairman of the Southern Regional Advisory Board of the Institute of International Education and a member of the advisory committee of the University of Texas Engineering Department. Mr. McKee also serves as Chairman of the President's Council of the Colorado School of Mines.

     Jim W. Nokes has been Executive Vice President for Conoco since November 1999, with responsibility for worldwide refining, marketing, supply and transportation, and was President of North American Refining and Marketing from 1998 until 1999. Mr. Nokes was Vice President of North American Refining and Marketing from 1994 until 1998. Since he joined Conoco in 1970, Mr. Nokes has held various administrative, planning and operating management positions with Conoco's gas and natural gas processing departments and pipe line subsidiary. In 1989, he transferred to London to serve as Director and General Manager of Business Development for Conoco's exploration and production affiliate, returning to the United States in 1991 to become Vice President and General Manager for North American Marketing.

     Robert W. Goldman has been Senior Vice President, Finance, and Chief Financial Officer of Conoco since 1998 and was its Vice President, Finance from 1991 to 1998. Mr. Goldman began his career with DuPont in 1965 and subsequently held many technical and managerial positions within the finance, tax and treasury functions. He is the former Vice President-Finance of DuPont (Mexico), Vice President, Remington Arms Company and served as Director and Comptroller of several operating departments of DuPont in Wilmington, Delaware. Mr. Goldman transferred to Conoco in 1988 as Vice President and Controller. He is co-chairman of Conoco's Risk Management Committee and is a member of the American Petroleum Institute, a former chairman of its Accounting Committee and currently serves on its Executive Committee of the General Committee on Finance. He is also a member of the Financial Executives Institute and the Executive Committee of the Board of Directors of the Alley Theatre in Houston, Texas.

     Rick A. Harrington has been Senior Vice President, Legal, and General Counsel of Conoco since 1998 and was Vice President and General Counsel of Conoco and Vice President and Assistant General Counsel of DuPont from 1994 until October 27, 1998. He joined DuPont in 1979 as a Senior Attorney, and subsequently held the positions of Managing Counsel, Special Litigation, and Vice President and General Counsel of Consolidation Coal Company. Prior to joining DuPont, he was a partner in the firm of Arent, Fox, Kintner,

Plotkin and Kahn in Washington, D.C. where he specialized in antitrust litigation. Mr. Harrington is a member of the bar of the District of Columbia, the District of Columbia Court of Appeals and the Fifth Circuit Court of Appeals. He is co-chairman of Conoco's Risk Management Committee. He is on the boards of directors of the American Corporate Counsel Association and the Minority Corporate Counsel Association and Chairman of the American Petroleum Institute General Committee on Law. He is also a member of the Association of General Counsel.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET, STOCK AND DIVIDEND INFORMATION

     Conoco's Class A common stock (symbol: COC.A) and Class B common stock (symbol: COC.B) are listed on the New York Stock Exchange, Inc. The number of record holders of Class A common stock was 2,122, and Class B common stock was 6,068 at March 1, 2000.

QUARTERLY COMMON STOCK PRICES AND DIVIDENDS

                                                                 COMMON STOCK PRICE RANGE
                                                -----------------------------------------------------------
                                                   HIGH             LOW            HIGH             LOW
                                                -----------     -----------     -----------     -----------
                                                           1999                            1998
                                                ---------------------------     ---------------------------
CLASS A COMMON STOCK
First Quarter.................................  $25 7/16        $19 3/8             $  --           $  --
Second Quarter................................   31 1/4          22 15/16              --              --
Third Quarter.................................   29 1/4          25 5/16               --              --
Fourth Quarter................................   29 1/16         20 15/16            25 3/4          19 3/8
CLASS B COMMON STOCK
Third Quarter.................................  $29 3/8         $24 1/2             $  --           $  --
Fourth Quarter................................   28 15/16        20 3/4                --              --

                                                   1999                            1998
                                                -----------                     -----------
DIVIDENDS PER SHARE
First Quarter.................................    $  .14                           $  --
Second Quarter................................       .19                              --
Third Quarter.................................       .19                              --
Fourth Quarter................................       .19                              --
                                                  ------                           -----
          Total...............................    $  .71                           $  --

     Conoco's Class A common stock began trading on the New York Stock Exchange on October 22, 1998. There are no stock prices for Class A common stock for any quarters prior to the fourth quarter of 1998. Conoco's Class B common stock began trading on the New York Stock Exchange on August 16, 1999. There are no stock prices for Class B common stock for any quarters prior to the third quarter of 1999. Quarterly market prices are as reported by the New York Stock Exchange, Inc.

     No dividends were declared in 1998 relating to the Class A common stock. Dividends were declared on a quarterly basis throughout 1999. The first quarter dividend of 1999 of $.14 per share was determined on a pro rata basis covering the period from October 27, 1998 to December 31, 1998, and is equivalent to $.19 per share for a full quarter. Conoco declared a first quarter cash dividend on January 26, 2000, of $.19 per share on each outstanding share of Class A common stock and Class B common stock, payable March 10, 2000, to shareholders of record as of February 10, 2000.

     Conoco's Board of Directors will determine the amount of future cash dividends to be declared and paid based upon Conoco's financial condition, results of operations, cash flow, the level of its capital and exploration expenditures, its future business prospects and such other matters that the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
                                                       (IN MILLIONS, EXCEPT PER SHARE)
STATEMENT OF INCOME DATA
Total Revenues(1)............................  $27,309   $23,168   $26,263   $24,416   $20,518
Cost of Goods Sold...........................   14,781    11,751    14,333    12,847     9,465
Operating Expenses...........................    2,060     2,089     1,893     1,713     1,681
Selling, General and Administrative
     Expenses(2).............................      809       972       726       755       728
Exploration Expenses(3)......................      270       380       457       404       331
Depreciation, Depletion and Amortization
     (DD&A)..................................    1,193     1,113     1,179     1,085     1,067
Taxes Other Than on Income(1)................    6,668     5,970     5,532     5,637     5,823
Interest and Debt Expense....................      311       199        36        74        74
                                               -------   -------   -------   -------   -------
Income Before Income Taxes...................    1,217       694     2,107     1,901     1,349
Provision for Income Taxes...................      473       244     1,010     1,038       774
                                               -------   -------   -------   -------   -------
          Net Income(4)......................  $   744   $   450   $ 1,097   $   863   $   575
                                               =======   =======   =======   =======   =======
SEGMENT NET INCOME
Upstream
  United States..............................  $   311   $   219   $   445   $   314   $   258
  International..............................      534       283       439       367       234
Downstream
  United States..............................      108       135       216       172       112
  International..............................      129       156        91       117       121
Corporate and Other(4).......................     (338)     (343)      (94)     (107)     (150)
                                               -------   -------   -------   -------   -------
          Net Income(4)......................  $   744   $   450   $ 1,097   $   863   $   575
                                               =======   =======   =======   =======   =======
Earnings Per Share (5)
  Basic......................................  $  1.19   $   .95   $  2.51   $  1.98   $  1.32
  Diluted....................................  $  1.17   $   .95   $  2.51   $  1.98   $  1.32
Weighted-Average Shares Outstanding (5)
  Basic......................................      627       474       437       437       437
  Diluted....................................      636       475       437       437       437
Dividends per Common Share...................  $   .71   $    --   $    --   $    --   $    --

OTHER DATA
Cash Provided by Operations..................  $ 2,216   $ 1,373   $ 2,876   $ 2,396   $ 1,924
Capital Expenditures and Investments.........    1,787     2,516     3,114     1,944     1,837
Cash Exploration Expense.....................      139       217       286       262       204

---------------

(1) Includes petroleum excise taxes of $6,492, $5,801, $5,349, $5,461 and $5,655 for 1999, 1998, 1997, 1996 and 1995, respectively.

(2) Includes a non-cash stock option provision for 1998 of $236.

(3) Includes cash exploration overhead and operating expense, DD&A, dry hole costs and impairments of unproved properties.

(4) Includes after-tax exchange gains (losses) of $6, $32, $21, $(7), and $(40) for 1999, 1998, 1997, 1996 and 1995, respectively.

(5) Conoco's capital structure was established at the time of the initial public offering. Earnings per share for the periods prior to the initial public offering was calculated using only Class B common stock, as required by SFAS No. 128. See note 8 to the Consolidated Financial Statements incorporated into this document from our 1999 Annual Report to Stockholders.

                                                                     DECEMBER 31
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                    (IN MILLIONS)
BALANCE SHEET DATA
Cash and Cash Equivalents........................  $   317   $   394   $ 1,147   $   846   $   286
Working Capital..................................     (690)       45       567       862       999
Net Property, Plant and Equipment................   11,235    11,413    10,828    10,082     9,758
Total Assets.....................................   16,375    16,075    17,062    15,226    14,229
Long-term Borrowings-Related Parties.............       --     4,596     1,450     2,287     2,141
Long-term Borrowings and Capital Lease
  Obligations....................................    4,080        93       106       101        65
Total Stockholders' Equity/Owner's Net
  Investment.....................................    4,555     4,438     7,896     6,579     6,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to pages 28 through 41 of Conoco Inc.'s 1999 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference to pages 41 through 42 of Conoco Inc.'s 1999 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data is incorporated herein by reference to pages 43 through 77 of Conoco Inc.'s 1999 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except as indicated below, information with respect to the following items is incorporated by reference to Conoco's 2000 Annual Meeting Proxy Statement filed in connection with the Annual Meeting of Stockholders to be held on May 16, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be set forth under the captions "Proposal I -- Election of Directors" and "Stock Ownership of Directors and Executive Officers -- Section 16 (a) Beneficial Ownership Reporting Compliance" in Conoco's definitive proxy statement (the "2000 Proxy Statement") for its annual meeting of stockholders to be held on May 16, 2000, which sections are incorporated herein by reference.

     Pursuant to General Instruction G to Form 10-K, the information required by
Item 401 of Regulation S-K with respect to executive officers of Conoco is set forth in Part I of this report (page 32).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the sections entitled "Proposal I -- Election of Directors--Board Compensation" and "Compensation of Executive Officers" in the 2000 Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in the sections entitled "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" in the 2000 Proxy Statement, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the section entitled "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

             Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with Conoco's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 1999.

             Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

          3. Exhibits

          The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of Conoco Inc.(1)
          3.2            -- By-Laws of Conoco Inc., as amended October 28, 1999(2)
          4.1            -- Specimen Certificate for shares of Class A Common Stock of the Registrant(3)
          4.2            -- Specimen Certificate for shares of Class B Common Stock of the Registrant(3)
          4.3            -- Preferred Share Purchase Rights Agreement(3)
          4.4            -- Amendment to Preferred Share Purchase Rights Agreement(4)
          4.5            -- Second Amendment to Preferred Share Purchase Rights
                            Agreement(5)
          4.6            -- Indenture between Conoco and the Trustee relating to the
                            Debt Securities(6)
         10.1#           -- Employment Agreement, dated September 23, 1999, between
                            Conoco and Archie W. Dunham(7)
         10.2#           -- Conoco Inc. Key Employee Severance Plan, as amended(7)
         10.3#           -- Conoco Inc. Key Employee Temporary Severance Plan, as
                            amended(7)
         10.4#           -- Conoco Inc. Salary Deferral and Savings Restoration Plan,
                            as amended(7)
         10.5#           -- Directors' Charitable Gift Plan, as amended(7)
         10.6#           -- Deferred Compensation Plan for Nonemployee Directors, as
                            amended May 12, 1999(8)
         10.7#           -- Form Indemnity Agreement with Directors(9)
         10.8#           -- 1998 Stock and Performance Incentive Plan, as amended
                            October 28, 1999(10)
         10.9#           -- 1998 Key Employee Stock Performance Plan, as amended
                            October 28, 1999(11)
         10.11#          -- Rabbi Trust Agreement dated December 17, 1999(12)
         11              -- Statement re Computation of Per Share Earnings(12)
         12              -- Computation of Ratio of Earnings to Fixed Charges(12)
         13              -- Copy of those portions of Conoco's Annual Report to
                            Stockholders that are incorporated herein by reference
                            into this Annual Report on Form 10-K(12)
         21.1            -- List of Principal Subsidiaries of the Registrant(12)
         23.1            -- Consent of PricewaterhouseCoopers LLP(12)
         24              -- Power of Attorney(12)
         27              -- Financial Data Schedule(12)
         99.1            -- Consent of Solomon Associates(12)

---------------

 (1) Incorporated by reference to exhibit 3.1 of Conoco's Form 10-Q for the quarter ended September 30, 1998.

 (2) Incorporated by reference to exhibit 3.2 of Conoco's registration statement on Form S-3/A, Registration No. 333-88573.

 (3) Incorporated by reference to the exhibit of the same number filed as part of Conoco's registration statement on Form S-1, Registration No. 333-60119.

 (4) Incorporated by reference to exhibit 4.6 of Conoco's registration statement on Form S-8, Registration No. 333-65977.

 (5) Incorporated by reference to exhibit 4.1 of Conoco's Form 10-Q for the quarter ended June 30, 1999.

 (6) Incorporated by reference to exhibit 4.1 of Conoco's registration statement on Form S-3, Registration No. 333-72291.

 (7) Incorporated by reference to exhibit of the same number of Conoco's registration statement on Form S-1, Registration No. 333-88573.

 (8) Incorporated by reference to exhibit 10.1 of Conoco's Form 10-Q for the quarter ended March 31, 1999.

 (9) Incorporated by reference to exhibit 10.19 of Conoco's registration statement on Form S-1, Registration No. 333-60119.

(10) Incorporated by reference to exhibit 10.6 of Conoco's Form 10-Q for the quarter ended September 30, 1999.

(11) Incorporated by reference to exhibit 10.7 of Conoco's Form 10-Q for the quarter ended September 30, 1999.

(12) Filed herein.

  # Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 13th day of March 2000.

                                            CONOCO INC.
                                            (Registrant)

                                            By:    /s/ ROBERT W. GOLDMAN
                                              ----------------------------------
                                                      Robert W. Goldman
                                               Senior Vice President, Finance,
                                                              and
                                                   Chief Financial Officer

                                            By:     /s/ W. DAVID WELCH
                                              ----------------------------------
                                                        W. David Welch
                                                        Controller and
                                                 Principal Accounting Officer

     Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed, as of the 13th day of March, 2000, by the following persons on behalf of the registrant in the capacities indicated:

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ ARCHIE W. DUNHAM                   Chairman, President and Chief Executive
-----------------------------------------------------    Officer
                  Archie W. Dunham

                /s/ ROBERT W. GOLDMAN                  Senior Vice President, Finance, and Chief
-----------------------------------------------------    Financial Officer
                  Robert W. Goldman

                 /s/ W. DAVID WELCH                    Controller and Principal Accounting Officer
-----------------------------------------------------
                   W. David Welch

                          *                            Director
-----------------------------------------------------
                   Ruth R. Harkin

                          *                            Director
-----------------------------------------------------
                 Frank A. McPherson

                          *                            Director
-----------------------------------------------------
                  William K. Reilly

                          *                            Director
-----------------------------------------------------
                  William R. Rhodes

                          *                            Director
-----------------------------------------------------
                 Franklin A. Thomas

                          *                            Director
-----------------------------------------------------
              A. R. "Tony" Sanchez, Jr.


*By:            /s/ MICHAEL A. GIST
     ------------------------------------------------
                    Michael A. Gist
                   Attorney-in-Fact

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of Conoco Inc.(1)
          3.2            -- By-Laws of Conoco Inc., as amended October 28, 1999(2)
          4.1            -- Specimen Certificate for shares of Class A Common Stock of the Registrant(3)
          4.2            -- Specimen Certificate for shares of Class B Common Stock of the Registrant(3)
          4.3            -- Preferred Share Purchase Rights Agreement(3)
          4.4            -- Amendment to Preferred Share Purchase Rights Agreement(4)
          4.5            -- Second Amendment to Preferred Share Purchase Rights
                            Agreement(5)
          4.6            -- Indenture between Conoco and the Trustee relating to the
                            Debt Securities(6)
         10.1#           -- Employment Agreement, dated September 23, 1999, between
                            Conoco and Archie W. Dunham(7)
         10.2#           -- Conoco Inc. Key Employee Severance Plan, as amended(7)
         10.3#           -- Conoco Inc. Key Employee Temporary Severance Plan, as
                            amended(7)
         10.4#           -- Conoco Inc. Salary Deferral and Savings Restoration Plan,
                            as amended(7)
         10.5#           -- Directors' Charitable Gift Plan, as amended(7)
         10.6#           -- Deferred Compensation Plan for Nonemployee Directors, as
                            amended May 12, 1999(8)
         10.7#           -- Form Indemnity Agreement with Directors(9)
         10.8#           -- 1998 Stock and Performance Incentive Plan, as amended
                            October 28, 1999(10)
         10.9#           -- 1998 Key Employee Stock Performance Plan, as amended
                            October 28, 1999(11)
         10.11#          -- Rabbi Trust Agreement dated December 17, 1999(12)
         11              -- Statement re Computation of Per Share Earnings(12)
         12              -- Computation of Ratio of Earnings to Fixed Charges(12)
         13              -- Copy of those portions of Conoco's Annual Report to
                            Stockholders that are incorporated herein by reference
                            into this Annual Report on Form 10-K(12)
         21.1            -- List of Principal Subsidiaries of the Registrant(12)
         23.1            -- Consent of PricewaterhouseCoopers LLP(12)
         24              -- Power of Attorney(12)
         27              -- Financial Data Schedule(12)
         99.1            -- Consent of Solomon Associates(12)

---------------

 (1) Incorporated by reference to exhibit 3.1 of Conoco's Form 10-Q for the quarter ended September 30, 1998.

 (2) Incorporated by reference to exhibit 3.2 of Conoco's registration statement on Form S-3/A, Registration No. 333-88573.

 (3) Incorporated by reference to the exhibit of the same number filed as part of Conoco's registration statement on Form S-1, Registration No. 333-60119.

 (4) Incorporated by reference to exhibit 4.6 of Conoco's registration statement on Form S-8, Registration No. 333-65977.

 (5) Incorporated by reference to exhibit 4.1 of Conoco's Form 10-Q for the quarter ended June 30, 1999.

 (6) Incorporated by reference to exhibit 4.1 of Conoco's registration statement on Form S-3, Registration No. 333-72291.

 (7) Incorporated by reference to exhibit of the same number of Conoco's registration statement on Form S-1, Registration No. 333-88573.

 (8) Incorporated by reference to exhibit 10.1 of Conoco's Form 10-Q for the quarter ended March 31, 1999.

 (9) Incorporated by reference to exhibit 10.19 of Conoco's registration statement on Form S-1, Registration No. 333-60119.

(10) Incorporated by reference to exhibit 10.6 of Conoco's Form 10-Q for the quarter ended September 30, 1999.

(11) Incorporated by reference to exhibit 10.7 of Conoco's Form 10-Q for the quarter ended September 30, 1999.

(12) Filed herein.

  # Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.