Form 10-Q
period 2000-03-31
CONOCO INC /DE
filed 2000-05-10
CIK 1066806

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                              ---------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         187,517,669 shares of Class A common stock, $0.01 par value, and 436,786,482 shares of Class B common stock, $0.01 par value, were outstanding as of May 5, 2000.


================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS


                                                                                           Page(s)
                                                                                           -------
Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................     1
     Consolidated Balance Sheet...........................................................     2
     Consolidated Statement of Cash Flows.................................................     3
     Notes to Consolidated Financial Statements...........................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................     9
      (b)  Results of Operations..........................................................    11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................    16

Part II - Other Information

   Item 1. Legal Proceedings..............................................................    18

   Item 5. Other Information
      (a)  Disclosure Regarding Forward-Looking Information...............................    18
      (b)  Other Events...................................................................    19

   Item 6. Exhibits and Reports on Form 8-K...............................................    19

   Signature..............................................................................    20

   Exhibit Index..........................................................................    21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONOCO INC.

                CONSOLIDATED STATEMENT OF INCOME (NOTES 1 AND 2)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                    2000         1999
                                                                 -----------  ------------
                                                                       (IN MILLIONS,
                                                                       EXCEPT PER SHARE)
Revenues
    Sales and Other Operating Revenues*.......................       $8,524      $5,311
    Equity in Earnings of Affiliates..........................           80          (4)
    Other Income..............................................           87          28
                                                                     ------      ------
            Total Revenues....................................        8,691       5,335
                                                                     ------      ------
Costs and Expenses
    Cost of Goods Sold........................................        5,124       2,528
    Operating Expenses........................................          506         477
    Selling, General and Administrative Expenses..............          188         186
    Exploration Expenses......................................           37          46
    Depreciation, Depletion and Amortization..................          339         302
    Taxes Other Than on Income*...............................        1,702       1,591
    Interest and Debt Expense.................................           83          71
                                                                     ------      ------
            Total Costs and Expenses..........................        7,979       5,201
                                                                     ------      ------
Income Before Income Taxes....................................          712         134
Provision for Income Taxes....................................          313          51
                                                                     ------      ------
Net Income (Note 9)...........................................       $  399      $   83
                                                                     ======      ======

Earnings Per Share (Note 3)
    Basic.....................................................       $  .64     $   .13
    Diluted...................................................       $  .63     $   .13

Weighted-average Shares Outstanding (Note 3)
    Basic.....................................................          626         628
    Diluted...................................................          633         635

Dividends Per Share of Common Stock (Note 4)..................       $  .19     $   .14

----------------------------



  * Includes petroleum excise taxes...........................       $1,657     $ 1,546


                 See notes to consolidated financial statements

                                   CONOCO INC.

                   CONSOLIDATED BALANCE SHEET (NOTES 1 AND 2)
                                   (UNAUDITED)

                                     ASSETS

                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2000            1999
                                                                                          -----------     ------------
                                                                                                (IN MILLIONS)
Current Assets
   Cash and Cash Equivalents .........................................................      $    259       $    317
   Accounts and Notes Receivable .....................................................         1,705          1,735
   Inventories (Note 5) ..............................................................           929            703
   Other Current Assets ..............................................................           418            313
                                                                                            --------       --------
         Total Current Assets ........................................................         3,311          3,068
Property, Plant and Equipment ........................................................        22,643         22,476
Less: Accumulated Depreciation, Depletion and Amortization ...........................       (11,374)       (11,241)
                                                                                            --------       --------
Net Property, Plant and Equipment ....................................................        11,269         11,235
Investment in Affiliates .............................................................         1,655          1,604
Other Assets .........................................................................           521            468
                                                                                            --------       --------
         Total .......................................................................      $ 16,756       $ 16,375
                                                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable ..................................................................      $  1,578       $  1,489
   Short-term Borrowings and Capital Lease Obligations ...............................           705            663
   Income Taxes ......................................................................           395            303
   Other Accrued Liabilities (Note 6) ................................................         1,311          1,303
                                                                                            --------       --------
         Total Current Liabilities ...................................................         3,989          3,758
Long-term Borrowings and Capital Lease Obligations ...................................         4,077          4,080
Deferred Income Taxes ................................................................         1,648          1,689
Other Liabilities and Deferred Credits ...............................................         1,950          1,958
                                                                                            --------       --------
         Total Liabilities ...........................................................        11,664         11,485
                                                                                            --------       --------
Commitments and Contingent Liabilities (Note 7)
Minority Interests ...................................................................           333            335
Stockholders' Equity
   Preferred Stock, $.01 par value
     250,000,000 shares authorized; none issued ......................................            --             --
   Class A Common Stock, $.01 par value
     3,000,000,000 shares authorized; 191,497,821 shares issued ......................             2              2
   Class B Common Stock, $.01 par value
     1,599,776,271 shares authorized; 436,786,482 shares issued and outstanding ......             4              4
   Additional Paid-in Capital ........................................................         4,932          4,941
   Retained Earnings .................................................................           328             44
   Accumulated Other Comprehensive Loss (Note 8) .....................................          (417)          (372)
   Treasury Stock, at cost (3,672,413 and 2,457,960 Class A shares at March 31, 2000
     and December 31, 1999, respectively) ............................................           (90)           (64)
                                                                                            --------       --------
         Total Stockholders' Equity ..................................................         4,759          4,555
                                                                                            --------       --------
         Total .......................................................................      $ 16,756       $ 16,375
                                                                                            ========       ========

                 See notes to consolidated financial statements

                                  CONOCO INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS (NOTES 1 AND 2)
                                  (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2000           1999
                                                                              ---------       ---------
                                                                                     (IN MILLIONS)
Cash Provided by Operations
    Net Income .........................................................      $     399       $      83
    Adjustments to Reconcile Net Income to Cash Provided by Operations
       Depreciation, Depletion and Amortization ........................            339             302
       Dry Hole Costs and Impairment of Unproved Properties ............             13              17
       Deferred Income Taxes ...........................................              1             (42)
       Income Applicable to Minority Interests .........................              4               5
       (Gain) Loss on Asset Dispositions ...............................            (42)              1
       Undistributed Equity Earnings ...................................            (58)             11
       Other Noncash Charges and Credits-- Net .........................            (34)             (4)
       Decrease (Increase) in Operating Assets
         Accounts and Notes Receivable .................................             24             (52)
         Inventories ...................................................           (233)           (107)
         Other Operating Assets ........................................           (155)             25
       Increase (Decrease) in Operating Liabilities
         Accounts and Other Operating Payables .........................            105             183
         Income and Other Taxes Payable ................................            106             (29)
                                                                              ---------       ---------
             Cash Provided by Operations ...............................            469             393
                                                                              ---------       ---------

Investing Activities
    Purchases of Property, Plant and Equipment .........................           (457)           (457)
    Investments in Affiliates-- Net ....................................            (31)           (100)
    Proceeds from Sales of Assets and Subsidiaries .....................             92              18
    Net Increase in Short-term Financial Instruments ...................             --              (8)
                                                                              ---------       ---------
             Cash Used in Investing Activities .........................           (396)           (547)
                                                                              ---------       ---------

Financing Activities
    Short-term Borrowings-- Net ........................................             41              (1)
    Long-term Borrowings-- Net .........................................             --             (19)
    Related Party Borrowings-- Receipts ................................             --             710
                             -- Payments ...............................             --            (410)
    Treasury Stock Purchases-- Net .....................................            (33)            (18)
    Cash Dividends (Note 4) ............................................           (119)            (88)
    Net Cash Contribution from Owner ...................................             --              19
    Decrease in Minority Interests .....................................             (7)             (5)
                                                                              ---------       ---------
             Cash Used in Financing Activities .........................           (118)            188
                                                                              ---------       ---------

Effect of Exchange Rate Changes on Cash ................................            (13)             (3)
                                                                              ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents .......................            (58)             31
Cash and Cash Equivalents at Beginning of Year .........................            317             394
                                                                              ---------       ---------
Cash and Cash Equivalents at March 31 ..................................      $     259       $     425
                                                                              =========       =========

                 See notes to consolidated financial statements

                                  CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


1.   BASIS OF PRESENTATION AND ACCOUNTING POLICY

     These consolidated interim financial statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Conoco's Form 10-K.

     Conoco accrues in advance for planned major maintenance. Costs accrued, which are classified as liabilities on the balance sheet, are primarily related to work done as part of refinery turnarounds and drydock maintenance for tankers, barges and boats.

2.   RELATED PARTY TRANSACTIONS

     The 1999 consolidated financial statements included related party transactions with E. I. du Pont de Nemours and Company (DuPont), Conoco's former parent company, involving services such as cash management, other financial services, purchasing, legal, computer, corporate aviation and general corporate expenses that were provided between the Conoco and DuPont organizations.

     Amounts charged to Conoco for these services were $7 for the first quarter of 1999 and were principally included in selling, general and administrative expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $7 for the first quarter of 1999. These charges to DuPont were treated as reductions, as appropriate, of cost of goods sold, operating expenses or selling, general and administrative expenses.

     Interest expense charged by DuPont was $72 for the first quarter of 1999 and reflected market-based interest rates. A portion of this was capitalized as costs associated with major construction projects.

     Sales and other operating revenues included sales of products from Conoco to DuPont, principally natural gas and gas liquids supplied to several DuPont plant sites. These sales totaled $91 in the first quarter of 1999. Purchases of products from DuPont during this period were not material. These intercompany arrangements between DuPont and Conoco were provided under transition service agreements or other long-term agreements.

3.   EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding plus the effects of certain Conoco employee and director awards and fee deferrals that are invested in Conoco stock units (the denominator). Diluted EPS is similarly computed, except that the denominator is increased to include the dilutive effects of outstanding stock options awarded under Conoco's compensation plans.

     For the first quarter of 2000 and the first quarter of 1999, basic EPS reflected the weighted-average number of shares of Class A and Class B common stock and deferred award units outstanding. Corresponding diluted EPS for the first quarter of 2000 included an additional 7,697,659 shares while the first quarter of 1999 included an additional 7,347,178 shares.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     The denominator is based on the following weighted-average number of common shares outstanding:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               -----------------------------
                                                    2000           1999
                                               ------------   --------------

                Basic.........................  625,616,017      627,633,168
                Diluted.......................  633,313,676      634,980,346

     For the three months ended March 31, 2000, variable stock options for 1,724,146 shares of Class A common stock and 1,400,000 shares of Class B common stock were not included in the computation of diluted EPS since the threshold price required for these options to be vested had not been reached, and fixed stock options for 9,532,761 shares of Class A common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     For the three months ended March 31, 1999, variable stock options for 1,724,146 shares of Class A common stock were not included in the computation of diluted EPS since the threshold price required for these options to be vested had not been reached, and fixed stock options for 12,736,261 shares of Class A common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

4.   DIVIDENDS

     Conoco declared a first quarter cash dividend on January 26, 2000, of $.19 per share on each outstanding share of Class A and Class B common stock. These dividends were paid on March 10, 2000, to shareholders of record on February 10, 2000.

     On April 25, 2000, Conoco declared a second quarter cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on June 10, 2000, to stockholders of record on May 10, 2000.

5.   INVENTORIES

                                                            MARCH 31,    DECEMBER 31,
                                                              2000          1999
                                                            ---------    ------------
        Crude oil and petroleum products..................      $775         $554
        Other merchandise.................................        39           33
        Materials and supplies............................       115          116
                                                                ----         ----
            Inventories...................................      $929         $703
                                                                ====         ====

6. RESTRUCTURING

     In December 1998, Conoco announced that, as a result of a comprehensive review of its assets and long-term strategy, Conoco would make organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. Associated with the announcement, Conoco recorded an $82 pretax ($52 after-tax) charge to operating expense in the fourth quarter of 1998. Nearly all of this charge represented termination payments and related employee benefits to be made to the estimated 975 persons in both upstream and downstream businesses affected by the restructuring. Payments were, and will continue to be, made under existing company severance policies, generally based on years of service up to a maximum amount that varies by country.

     During 1999, 704 employees left Conoco as part of the implementation of the realignment plans, with related charges against the restructuring reserve of $68. In the fourth quarter of 1999, estimates of the number of

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


severances were revised due to changes in operational requirements. The original number of estimated severances was reduced by 137 positions, primarily in our upstream business, to 838 positions. The reduction of positions to be eliminated resulted in a corresponding reduction in the restructuring reserve of $3 that was recorded in the fourth quarter of 1999. Total charges and adjustments to the reserve during 1999 were $71, resulting in a December 31, 1999 reserve balance of $11. During the first quarter of 2000, 63 employees left Conoco as part of the realignment plan. Related charges against the reserve totaled $5. The remainder of the accrual will be utilized upon the pending closing of certain asset sales.

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at March 31, 2000, Conoco had obligations under international contracts to purchase, over periods up to 19 years, natural gas at prices that were in excess of market prices at March 31, 2000. No material annual loss is expected from these long-term commitments.

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

     On May 2, 2000, a jury in federal court in Virginia found that Conoco infringed patents of General Technology Applications (GTA) involving the process for manufacturing a flow improver product and awarded $55 in damages to GTA. Conoco also has potential exposure to treble damages as a result of the jury's findings. Conoco intends to appeal the verdict and remains convinced that the evidence clearly demonstrates that Conoco's process does not infringe the GTA patents and that Conoco will ultimately prevail on appeal.

     Conoco is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Conoco's Form 10-K. Conoco assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. At March 31, 2000, such accrual amounted to $110 and, in management's opinion, was appropriate based on existing facts and circumstances. Although future remediation expenditures in excess of current reserves are possible, the effect of any such excess on future financial results is not subject to reasonable estimation because of the considerable uncertainty regarding the cost and timing of expenditures. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     Conoco has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At March 31, 2000, these indirect guarantees totaled $6 and Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,143 of the obligations of certain affiliated companies and others. No material loss is anticipated by reason of such agreements and guarantees.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


8.   COMPREHENSIVE INCOME (LOSS)

     The following sets forth Conoco's comprehensive income (loss) for the periods shown:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          --------------------
                                                                                            2000          1999
                                                                                          ------         -----
Net income.......................................................................          $399          $ 83
Other comprehensive income (loss)
  Foreign currency translation adjustment........................................           (45)          (93)
                                                                                           ----          ----
Comprehensive income (loss)......................................................          $354          $(10)
                                                                                           ====          ====

9.   OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Conoco is involved in both the upstream and downstream operating segments of the petroleum industry. Upstream operating segment activities include exploring for, developing, producing and selling crude oil, natural gas and natural gas liquids. Downstream operating segment activities include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products, and transporting, distributing and marketing petroleum products. Conoco has four reporting segments for its upstream and downstream operating segments that reflect geographic division between the United States and international. Corporate and other includes general corporate expenses, financing costs and other non-operating items and results for power. Conoco sells its products worldwide. Major products include crude oil, natural gas and refined products that are sold primarily in the energy and transportation markets. Conoco's sales are not materially dependent on a single customer or small group of customers. Transfers between segments are on the basis of estimated market values.


                                                               UPSTREAM                  DOWNSTREAM
                                                      --------------------------  ------------------------- CORPORATE
                                                       UNITED                     UNITED                       AND
SEGMENT INFORMATION                                    STATES      INTERNATIONAL  STATES      INTERNATIONAL   OTHER    CONSOLIDATED
--------------------                                  -------      -------------  ------      ------------- ---------- ------------
THREE MONTHS ENDED MARCH 31, 2000

Sales and other operating revenues ...............    $   1,007    $      895      $  3,717    $    2,904    $      1   $    8,524
Transfers between segments .......................          177           168            37           135          --           --
                                                      ---------    ----------      --------    ----------    --------   ----------
    Total operating revenues .....................    $   1,184    $    1,063      $  3,754    $    3,039    $      1   $    8,524
                                                      =========    ==========      ========    ==========    ========   ==========

Operating profit .................................    $     209    $      503      $    (40)   $       65    $    (36)  $      701
Equity in earnings of affiliates .................            5            72             7            (4)         --           80
Non-operating items
   Interest and debt expense .....................           --            --            --            --         (83)         (83)
   Interest income (net of misc.
      interest expense) ..........................           --            --            --            --          11           11
   Other .........................................           --            --            --            --           3            3
                                                      ---------    ----------      --------    ----------    --------   ----------
Income before income taxes .......................          214           575           (33)           61        (105)         712
Provision for income taxes .......................          (72)         (278)           19           (12)         30         (313)
                                                      ---------    ----------      --------    ----------    --------   ----------

    Net income (loss) (1) ........................    $     142    $      297      $    (14)   $       49    $    (75)  $      399
                                                      =========    ==========      ========    ==========    ========   ==========

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



                                                       UPSTREAM                  DOWNSTREAM
                                              --------------------------  --------------------------    CORPORATE
                                               UNITED                     UNITED                           AND
SEGMENT INFORMATION                            STATES      INTERNATIONAL  STATES       INTERNATIONAL      OTHER      CONSOLIDATED
--------------------                          -------      -------------  ------       -------------    ----------   ------------
THREE MONTHS ENDED MARCH 31, 1999

Sales and other operating revenues .....      $    706     $      479      $  1,962       $    2,143    $       21    $    5,311
Transfers between segments .............            74             79            18               43            --            --
                                              --------     ----------      --------       ----------    ----------    ----------
    Total operating revenues ...........      $    780     $      558      $  1,980       $    2,186    $       21    $    5,311
                                              ========     ==========      ========       ==========    ==========    ==========


Operating profit .......................      $     31     $      119      $     14       $       58    $      (20)   $      202
Equity in earnings of affiliates .......             2             (5)            8               (9)           --            (4)
Non-operating items
  Interest and debt expense ............            --             --            --               --           (71)          (71)
  Interest income (net of misc.
   interest expense) ...................            --             --            --               --             3             3
  Other ................................            --             --            --               --             4             4
                                              --------     ----------      --------       ----------    ----------    ----------
Income before income taxes .............            33            114            22               49           (84)          134
Provision for income taxes .............             7            (46)           (5)             (26)           19           (51)
                                              --------     ----------      --------       ----------    ----------    ----------

    Net income (loss) ..................      $     40     $       68      $     17       $       23    $      (65)   $       83
                                              ========     ==========      ========       ==========    ==========    ==========

-----------------------

(1) Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED MARCH 31, 2000

Asset sales ............................      $     27     $       --      $     --       $       --    $       --    $       27
Litigation and settlement charges ......            --             --           (16)              --            --           (16)
Property impairments ...................            --             --            (3)              --            --            (3)
                                              --------     ----------      --------       ----------    ----------    ----------
     Total .............................      $     27     $       --      $    (19)      $       --    $       --    $        8
                                              ========     ==========      ========       ==========    ==========    ==========

THREE MONTHS ENDED MARCH 31, 1999 ......      $     --     $       --      $     --       $       --    $       --    $       --
                                              ========     ==========      ========       ==========    ==========    ==========


     Special items for the first quarter of 2000 included a $27 gain from the sale of natural gas processing assets in the U.S., partly offset by a $19 loss for litigation provisions and a write-off of related refinery assets.

     There were no special items in the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first three months of 2000 increased $76 million to $469 million versus $393 million in the first three months of 1999. Cash provided by operations before changes in operating assets and liabilities increased $249 million compared to the first three months of 1999, primarily due to higher crude oil, natural gas and natural gas liquids prices, along with increased petroleum liquids production. Negative changes to net operating assets and liabilities of $173 million were due to a decrease in trust fund balances in 1999 related to the sale and purchase of certain assets, increased inventories, and funds required for the recent commencement of a service contract in Syria, partially offset by higher taxes payable. Crude oil and petroleum products inventory volumes were increased during the quarter in preparation for seasonally higher summer sales. Crude oil prices applied to these increased inventory volumes were also higher.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                      2000      1999
                                                      ----      ----
                                                       (IN MILLIONS)
Upstream
  United States ................................      $ 83      $113
  International ................................       257       198
                                                      ----      ----
      Total upstream ...........................       340       311
Downstream
  United States ................................        60        32
  International ................................        64        70
                                                      ----      ----
      Total downstream .........................       124       102
Corporate and other ............................        25         2
                                                      ----      ----
      Total capital expenditures and investments      $489      $415
                                                      ====      ====
  United States ................................      $168      $147
  International ................................       321       268
                                                      ----      ----
      Total ....................................      $489      $415
                                                      ====      ====

     Total capital expenditures and investments were $489 million, an increase of $74 million, or 18 percent, versus first quarter 1999 capital expenditures and investments. The increase was primarily due to higher spending on upstream international capital projects. Described below is a more detailed analysis of capital expenditures and investments by operating segment within the United States and international. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

     Upstream

     Upstream capital expenditures and investments totaled $340 million in the first three months of 2000, compared to $311 million for the first three months of 1999. The increase of $29 million, or approximately 9 percent, was primarily a result of the acquisition of Canadian natural gas processing and gathering assets, partly offset by a reduction in our capital expenditures in the U.S.

     United States

     During the first three months of 2000, Conoco spent $83 million on U.S. capital projects, a decrease of $30 million, or 27 percent, from $113 million in the first three months of 1999. Expenditures in the first three months of 2000 focused on development drilling in various locations. Decreases versus 1999 were attributable to the completion of the Ursa field in the deepwater Gulf of Mexico, a reduced drilling program in the Lobo field in South Texas and reduced deepwater Gulf of Mexico exploration spending due to the drillship Deepwater Pathfinder being out of service.

     International

     International upstream capital expenditures and investments totaled $257 million in the first three months of 2000, an increase of $59 million, or 30 percent, from $198 million in the first three months of 1999. The increase in 2000 expenditures was a result of the acquisition of Canadian natural gas processing and gathering assets, partly offset by lower cash requirements for Petrozuata, our joint venture in Venezuela, due to Petrozuata generating more cash from higher crude oil volumes and prices.

     Downstream

     Downstream capital expenditures and investments totaled $124 million in the first three months of 2000, an increase of $22 million, or 22 percent, versus $102 million in the first three months of 1999, primarily reflecting increased expenditures on refining and marketing operations in the United States.

     United States

     During the first three months of 2000, Conoco spent $60 million on downstream U.S. capital projects, up $28 million, or 88 percent, from $32 million in the first three months of 1999. Expenditures in the first three months of 2000 were focused on the new processing unit being constructed at our Lake Charles, Louisiana refinery to process synthetic crude from Petrozuata, as well as our ongoing marketing and refining operations.

     International

     During the first three months of 2000, Conoco spent $64 million on downstream international capital expenditures and investments, down $6 million, or 9 percent, from $70 million in the first three months of 1999. The majority of the funds spent in 2000 were used to support continuing refining operations including upgrades to meet future clean fuels specifications in Europe.

     Corporate and Other

     Corporate and other capital expenditures totaled $25 million in the first three months of 2000, an increase of $23 million, compared to $2 million in the first three months of 1999. The increased expenditures during the first three months of 2000 were primarily related to the construction of power generation facilities.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $92 million for the first three months of 2000, an increase of $74 million, from $18 million in the first three months of 1999. These proceeds were primarily the result of the sale of non-strategic natural gas processing assets in the U.S.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At March 31, 2000, Conoco had an unsecured $2,000 million revolving credit facility with a syndicate of U. S. and international banks. The terms consist of a 364-day committed facility in the amount of $1,350 million and a five-year committed facility in the amount of $650 million. At March 31, 2000, Conoco had no outstanding borrowings under the credit facility. Conoco maintains a $2,000 million commercial paper program that is fully supported by the credit facility. The program gives Conoco the ability to issue commercial paper at any time with various maturities not to exceed 270 days. The weighted-average interest rate on commercial paper outstanding of $671 million was 6.11 percent at March 31, 2000.

     Total Conoco debt was $4,782 million at March 31, 2000, up $39 million versus $4,743 million at December 31, 1999. The total debt-to-capitalization ratio was 50 percent at March 31, 2000 and 51 percent at December 31, 1999.

(b) RESULTS OF OPERATIONS

     CONSOLIDATED RESULTS

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ---------------------
                                                                               2000           1999
                                                                              -------       -------
     SALES AND OTHER OPERATING REVENUES                                           (IN MILLIONS)
       Upstream
         United States ..................................................     $ 1,007       $   706
         International ..................................................         895           479
                                                                              -------       -------
              Total upstream ............................................       1,902         1,185
       Downstream
         United States ..................................................       3,717         1,962
         International ..................................................       2,904         2,143
                                                                              -------       -------
              Total downstream ..........................................       6,621         4,105
       Corporate and other ..............................................           1            21
                                                                              -------       -------
              Total sales and other operating revenues ..................     $ 8,524       $ 5,311
                                                                              =======       =======

     AFTER-TAX OPERATING INCOME
       Upstream
         United States ..................................................     $   142       $    40
         International ..................................................         297            68
                                                                              -------       -------
              Total upstream ............................................         439           108
       Downstream
         United States ..................................................         (14)           17
         International ..................................................          49            23
                                                                              -------       -------
              Total downstream ..........................................          35            40
       Corporate and other operating ....................................         (25)          (15)
                                                                              -------       -------
              Total after-tax operating income ..........................         449           133
     INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET OF TAXES.....         (50)          (50)
                                                                              -------       -------
     NET INCOME .........................................................     $   399       $    83
                                                                              =======       =======

      SPECIAL ITEMS

     Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                      2000              1999
                                                   ----------       ----------
                                                           (IN MILLIONS)
UPSTREAM
   Asset sales ..............................      $       27       $       --
                                                   ----------       ----------
       Total upstream special items .........      $       27       $       --
                                                   ==========       ==========
DOWNSTREAM
   Property impairments .....................      $       (3)      $       --
   Litigation and settlement charges ........             (16)              --
                                                   ----------       ----------
       Total downstream special items .......      $      (19)      $       --
                                                   ==========       ==========
TOTAL SPECIAL ITEMS .........................      $        8       $       --
                                                   ==========       ==========

     Special items for the first three months of 2000 included a $27 million gain from the sale of certain natural gas processing assets in the U.S., partly offset by a $19 million loss for litigation provisions and a write-off of related refinery assets. There were no special items for the first three months of 1999.

     First Quarter 2000 versus First Quarter 1999

     Net income was $399 million in 2000, up 381 percent from $83 million in the first quarter of 1999. Conoco had net income before special items of $391 million in the first quarter of 2000, up 371 percent from $83 million in the first quarter of 1999. These increases primarily reflected higher crude oil, natural gas and natural gas liquids prices, along with increased petroleum liquids production.

     Sales and other operating revenues for the first quarter of 2000 were $8,524 million, up 60 percent from $5,311 million in the first quarter of 1999, primarily due to higher crude oil and natural gas prices and improved refined product prices, along with increased production volumes and refinery throughputs. Conoco's worldwide net realized crude oil price was $26.29 per barrel for the quarter, up $15.29 per barrel, or 139 percent, from $11.00 per barrel in the first quarter of 1999. Worldwide net realized natural gas prices averaged $2.32 per thousand cubic feet (mcf) for the quarter, compared with $2.08 per mcf in the same period in 1999, an improvement of 12 percent.

     Income from equity affiliates for the first quarter of 2000 was $80 million, up $84 million compared to a loss of $4 million in the first quarter of 1999. Additional crude oil volumes from our Petrozuata joint venture and higher crude oil prices drove this improvement.

     Other income for the first quarter of 2000 was $87 million, up 211 percent from $28 million in the first quarter of 1999, primarily due to the gain from the sale of natural gas processing assets in the U.S. and additional interest income.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the first quarter of 2000 was 375,000 barrels per day versus 351,000 barrels per day in the first quarter of 1999, a 7 percent increase. U.S. petroleum liquids production was up 9 percent, as volumes from the Ursa field more than compensated for the disposition of the Grand Isle field last year and natural declines elsewhere. International petroleum liquids production was up 6 percent to 301,000 barrels per day due to increased production volumes in Venezuela and Norway, and immediate production from our recent acquisition offshore Vietnam, partly offset by decreases in the U.K.

     Worldwide natural gas production, including our share of equity affiliates, in the first quarter of 2000 was up 1 percent to 1,842 million cubic feet (mmcf) per day from 1,816 mmcf per day in the first quarter of 1999. U.S. natural gas production was down 14 percent, primarily as a result of the reduced development drilling in the Lobo field and natural declines elsewhere. International natural gas production was up 18 percent due to the production from the Vampire and Britannia gas fields in the U.K. and the newly acquired properties in Canada.

     Worldwide refined product sales were 1,369,000 barrels per day, up 24 percent from 1999 primarily due to increased sales in the U.S. and Europe and increased throughput at the Melaka refinery in Asia Pacific. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the first quarter of 2000 totaled $1,860 million, up 94 percent compared to $957 million in the first quarter of 1999, primarily due to higher crude oil and refined product prices.

     Cost of goods sold for the first quarter of 2000 totaled $5,124 million, an increase of $2,596 million, or 103 percent, compared to $2,528 million in the first quarter of 1999, primarily due to higher refinery feedstock costs driven by higher crude oil prices and increased throughputs.

     Operating expenses for the first quarter of 2000 were $506 million, up $29 million, or 6 percent, compared to $477 million for the first quarter of 1999. This increase was almost entirely due to litigation provisions recorded this quarter.

     Exploration expenses for the first quarter of 2000 totaled $37 million, down 20 percent compared to $46 million in the first quarter of 1999, primarily driven by lower dry hole costs and lower costs associated with a more focused exploration program.

     Depreciation, depletion and amortization (DD&A) for the first quarter of 2000 totaled $339 million, an increase of $37 million, or 12 percent, compared to $302 million in the first quarter of 1999. This increase was primarily due to DD&A rate changes and field mix and the write-down of a non-operating natural gas processing plant.

     Provision for income taxes for the first quarter of 2000 totaled $313 million, up 514 percent compared to $51 million for the first quarter of 1999, which reflected significantly higher pretax income in the first quarter of 2000 versus 1999. A higher effective tax rate of approximately 44 percent in the first quarter of 2000, compared to 38 percent in the first quarter of 1999, was primarily due to the impact of U.S. alternative fuels tax credits on lower pretax income for that period.

UPSTREAM SEGMENT RESULTS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              ---------------------------
                                                     (IN MILLIONS)
                                                 2000             1999
                                              ----------       ----------
After-tax operating income
  United States ........................      $      142       $       40
  International ........................             297               68
                                              ----------       ----------
    After-tax operating income .........      $      439       $      108
Special items
  United States ........................      $      (27)      $       --
  International ........................              --               --
                                              ----------       ----------
    Special items ......................      $      (27)      $       --
Earnings before special items
  United States ........................      $      115       $       40
  International ........................             297               68
                                              ----------       ----------
    Earnings before special items ......      $      412       $      108
                                              ==========       ==========


     First Quarter 2000 versus First Quarter 1999

     Upstream earnings before special items were $412 million in the first quarter of 2000, up 281 percent from $108 million in the first quarter of 1999. U.S. upstream earnings before special items totaled $115 million in the first quarter of 2000, up 188 percent from $40 million in the comparable period of 1999, and reflected higher prices and increased petroleum liquids production. Partly offsetting this increase was an anticipated drop in natural gas volumes and a write-down of a non-operating natural gas processing plant that was shut down as part of our effort to move away from a midstream business of scattered assets in mature basins towards a more profitable business built on centralized, large-scale gas processing systems. International upstream earnings before special items were

$297 million, an increase of 337 percent, from $68 million in the comparable period in 1999. The improvement was primarily attributable to higher crude oil prices and production growth.

DOWNSTREAM SEGMENT RESULTS

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              ---------------------------
                                                 2000             1999
                                              ----------       ----------
                                                     (IN MILLIONS)
After-tax operating income
   United States .......................      $      (14)      $       17
   International .......................              49               23
                                              ----------       ----------
      After-tax operating income .......      $       35       $       40
Special items
   United States .......................      $       19       $       --
   International .......................              --               --
                                              ----------       ----------
      Special items ....................      $       19       $       --
Earnings before special items
   United States .......................      $        5       $       17
   International .......................              49               23
                                              ----------       ----------
      Earnings before special items ....      $       54       $       40
                                              ==========       ==========

First Quarter 2000 versus First Quarter 1999

     Downstream earnings before special items were $54 million for the first three months of 2000, an increase of 35 percent from $40 million in the comparable period in 1999. U.S. downstream earnings before special items were $5 million for the first three months of 2000, down 71 percent from $17 million for the first three months of 1999, primarily attributable to the impact of higher feedstock costs that continued to impair refining earnings. International downstream earnings before special items were $49 million for the first three months of 2000, up 113 percent from $23 million in the comparable period in 1999, reflecting the improved refining environment, partly offset by lower European marketing earnings.

CORPORATE AND OTHER SEGMENT RESULTS


     CORPORATE AND OTHER OPERATING

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              ---------------------------
                                                 2000              1999
                                              ----------       ----------
                                                      (IN MILLIONS)
After-tax operating loss ...............      $      (25)      $      (15)
Special items ..........................              --               --
                                              ----------       ----------
   Losses before special items .........      $      (25)      $      (15)
                                              ==========       ==========


     First Quarter 2000 versus First Quarter 1999

     Corporate and other operating losses were $25 million for the first quarter of 2000, an increase of $10 million compared to first quarter 1999, primarily due to increased business development costs in the emerging power sector, the introduction of Conoco's corporate advertising program and minority interest earnings related to the sale of certain corporate assets.

     INTEREST AND OTHER NON-OPERATING EXPENSES NET OF TAX

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
                                                      (IN MILLIONS)
       Interest expense on debt ..........      $      (66)      $      (55)
       Interest income ...................               8                3
       Exchange gains ....................               8                2
                                                ----------       ----------
           Total .........................      $      (50)      $      (50)
                                                ==========       ==========


     First Quarter 2000 versus First Quarter 1999

     Interest and other non-operating expenses for the first quarter of 2000 amounted to $50 million, the same as the comparable period in 1999, with the adverse impact of increased interest rates offset by higher interest income and exchange gains realized in 2000.

TAX MATTERS

     During the period ended March 31, 2000, Conoco recorded deferred tax assets of $19 million related to carryforwards of foreign tax credits, alternative fuels tax credits and the U.S. alternative minimum tax. Conoco believes it is more likely than not that the deferred tax assets related to these foreign tax credits and alternative fuels tax credits will be realized in the current year. Furthermore, Conoco believes it is more likely than not that the alternative minimum tax credits will be realized in future years.

YEAR 2000

     Historically, many computerized systems used two digits rather than four digits to define the applicable year, which could have resulted in recognizing a date using "00" as the year 1900 rather than the year 2000. Conoco experienced no critical failures during the Year 2000 rollover, nor have we experienced any critical failures to date. Prior to the rollover date, Conoco addressed Year 2000 issues within its individual business units, and progress was reported periodically to management and the board of directors. Since the rollover date, the Year 2000 Compliance and Mitigation Plans have been stepped down, but Emergency Recovery Plans remain in place.

     Although Conoco believes that internal Year 2000 issues pose no material threat to its business, results of operations or financial condition, Conoco cannot predict the potential impact of any post rollover failures experienced by third parties critical to Conoco's operations. Post Year 2000 rollover failures among critical third parties could possibly cause significant business interruptions. At this time, we cannot quantify the potential impact of such failures. For this reason, Conoco remains on alert for third-party Year 2000 failures.

     The total cost of Year 2000 activities was $42 million, which was not material to Conoco's operations, liquidity or capital resources. Costs to address failures during 2000 will be handled as a part of normal operations, since Conoco does not anticipate any critical failures resulting from this issue.

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

RESTRUCTURING

     In December 1998, Conoco announced that, as a result of a comprehensive review of its assets and long-term strategy, Conoco would make organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. Associated with the announcement, Conoco recorded an $82 million pretax ($52 million after-tax) charge to operating expense in the fourth quarter of 1998. Nearly all of this charge represented termination payments and related employee benefits to be made to the estimated 975 persons in both upstream and downstream businesses affected by the restructuring. Payments were, and will continue to be, made under existing company severance policies, generally based on years of service up to a maximum amount that varies by country.

     During 1999, 704 employees left Conoco as part of the implementation of the realignment plans, with related charges against the restructuring reserve of $68 million. In the fourth quarter of 1999, estimates of the number of severances were revised due to changes in operational requirements. The original number of estimated severances was reduced by 137 positions, primarily in our upstream business, to 838 positions. The reduction of positions to be eliminated resulted in a corresponding reduction in the restructuring reserve of $3 million that was recorded in the fourth quarter of 1999. Total charges and adjustments to the reserve during 1999 were $71 million, resulting in a December 31, 1999 reserve balance of $11 million. During the first quarter of 2000, 63 employees left Conoco as part of the realignment plan. Related charges against the reserve totaled $5 million. The remainder of the accrual will be utilized upon the pending closing of certain asset sales.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Information about foreign currency risk and interest rate risk for the three months ended March 31, 2000 did not differ materially from that discussed under Quantitative and Qualitative Disclosure About Market Risk in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Item 7A of Conoco's Form 10-K.

     Changes in commodity price risk for the three months ended March 31, 2000, are as follows:

     Commodity Price Risk

     The fair value gain or loss of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:


                                                            CHANGE IN FAIR VALUE
                                                             FROM 10% ADVERSE
                                             FAIR VALUE        PRICE CHANGE
                                             ----------     --------------------

                                                     (IN MILLIONS)
AT MARCH 31, 2000
Crude Oil and Refined Products
   Trading .............................      $       13       $        3
   Non-trading (1) .....................              (3)              (6)
                                              ----------       ----------
      Combined .........................      $       10       $       (3)

Natural Gas
   Trading .............................      $        2       $       --
   Non-trading .........................              13               (7)
                                              ----------       ----------
      Combined .........................      $       15       $       (7)

AT DECEMBER 31, 1999
Crude Oil and Refined Products
   Trading .............................      $       10       $        2
   Non-trading .........................              10               (4)
                                              ----------       ----------
      Combined .........................      $       20       $       (2)

Natural Gas
   Trading .............................      $       --       $       --
   Non-trading .........................              --               (8)
                                              ----------       ----------
      Combined .........................      $       --       $       (8)

     ----------------
     (1) Includes purchased crude oil put options with a strike price of $20.49 (West Texas Intermediate equivalent) per barrel on approximately 59 million barrels during the period of April through December 2000.

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

     Price-risk sensitivities were calculated by assuming an across-the-board 10 percent adverse change in prices regardless of term or historical relationships between the contractual price of the instrument and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude or natural gas prices, the fair value of Conoco's derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company (YPL) and Conoco Pipe Line Company, as a 40 percent owner and operator of YPL. The complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. The parties reached an agreement to settle the case that requires the defendants to pay a penalty of $165,000 and construct a fish passageway as a "Supplemental Environmental Project" in the Jocko River to enhance the bull trout population. The court entered final settlement documents, the penalty has been paid, and Conoco is in the process of implementing the terms of the settlement agreement.

     On March 27, 2000, the Montana Department of Environmental Quality issued a violation letter to the Conoco Billings Refinery for violations of the State's 3-hour SO2 limit. The letter did not include a proposed penalty. However, under the Montana Penalty Assessment Policy, the draft penalty could be in excess of $100,000.

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

     We have based the forward-looking statements related to our operations on our current expectations, estimates and projections about the petroleum industry and us in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following:

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

o    liability resulting from litigation;

o    world economic and political conditions; or

o    changes in tax and other laws applicable to our business.

(b)  OTHER EVENTS

     On May 1, 2000, the board of directors of Conoco Inc. expanded the authorized number of members of the board to nine, and elected retired Marine Corps General Charles C. Krulak and Kenneth M. Duberstein to fill the vacancies created by the expansion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The exhibit index filed with this Form 10-Q is on page 21.

(b) REPORTS ON FORM 8-K

    None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONOCO INC.
                                           (Registrant)






                                           By: /s/ W. DAVID WELCH
                                               ---------------------------------
                                               (As Duly Authorized Officer and
                                                 Principal Accounting Officer)

Date:   May 10, 2000

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

  4.1     Consent Action dated December 31, 1999 amending the Thrift Plan for
          Employees of Conoco Inc.*

  12      Computation of Ratio of Earnings to Fixed Charges*

  27      Financial Data Schedule*


     *  Filed herein.