Form 10-Q
period 2000-06-30
CONOCO INC /DE
filed 2000-08-10
CIK 1066806

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q




         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14521

                                  CONOCO INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    (51-0370352)
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

                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         185,998,717 shares of Class A common stock, $0.01 par value, and 436,786,482 shares of Class B common stock, $0.01 par value, were outstanding as of August 4, 2000.

================================================================================

                                  CONOCO INC.

                               TABLE OF CONTENTS


                                                                                                             PAGE(S)
                                                                                                             -------

Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    10
      (b)  Results of Operations..........................................................................    13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    20

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    21

   Item 4. Submission of Matters to a Vote of Security Holders............................................    21

   Item 5. Other Information
      (a)  Disclosure Regarding Forward-Looking Information...............................................    22
      (b)  Other Events...................................................................................    22

   Item 6. Exhibits and Reports on Form 8-K...............................................................    23

Signature  ...............................................................................................    24

Exhibit Index   ..........................................................................................    25

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CONOCO INC.

                CONSOLIDATED STATEMENT OF INCOME (NOTES 1 AND 3)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                   -------------------------   -------------------------
                                                      2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
                                                            (IN MILLIONS, EXCEPT PER SHARE)
Revenues
    Sales and Other Operating Revenues* ........   $     9,357   $     6,252   $    17,881   $    11,563
    Equity in Earnings of Affiliates ...........            77            37           157            33
    Other Income ...............................            72            40           159            68
                                                   -----------   -----------   -----------   -----------
            Total Revenues .....................         9,506         6,329        18,197        11,664
                                                   -----------   -----------   -----------   -----------
Costs and Expenses
    Cost of Goods Sold .........................         5,758         3,395        10,882         5,923
    Operating Expenses .........................           547           487         1,053           964
    Selling, General and Administrative Expenses           193           197           381           383
    Exploration Expenses .......................            58            74            95           120
    Depreciation, Depletion and Amortization ...           309           282           648           584
    Taxes Other Than on Income* ................         1,778         1,655         3,480         3,246
    Interest and Debt Expense ..................            89            79           172           150
                                                   -----------   -----------   -----------   -----------
            Total Costs and Expenses ...........         8,732         6,169        16,711        11,370
                                                   -----------   -----------   -----------   -----------
Income Before Income Taxes .....................           774           160         1,486           294
Provision for Income Taxes .....................           318            46           631            97
                                                   -----------   -----------   -----------   -----------
Net Income (Note 10) ...........................   $       456   $       114   $       855   $       197
                                                   ===========   ===========   ===========   ===========

Earnings Per Share (Note 4)
    Basic ......................................   $       .73   $       .18   $      1.37   $       .31
    Diluted ....................................   $       .72   $       .18   $      1.35   $       .31

Weighted-average Shares Outstanding (Note 4)
    Basic ......................................           625           627           625           628
    Diluted ....................................           634           638           633           636

Dividends Per Share of Common Stock (Note 5) ...   $       .19   $       .19   $       .38   $       .33

----------

  * Includes petroleum excise taxes ............   $     1,727   $     1,610   $     3,384   $     3,156




                 See notes to consolidated financial statements

                                  CONOCO INC.

                   CONSOLIDATED BALANCE SHEET (NOTES 1 AND 3)
                                  (UNAUDITED)


                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           2000             1999
                                                                                        ------------    ------------
                                                    ASSETS                                       (IN MILLIONS)

Current Assets
   Cash and Cash Equivalents ........................................................   $        257    $        317
   Accounts and Notes Receivable ....................................................          1,817           1,735
   Inventories (Note 6) .............................................................            970             703
   Other Current Assets .............................................................            465             313
                                                                                        ------------    ------------
         Total Current Assets .......................................................          3,509           3,068
Property, Plant and Equipment .......................................................         22,532          22,476
Less: Accumulated Depreciation, Depletion and Amortization ..........................        (11,323)        (11,241)
                                                                                        ------------    ------------
Net Property, Plant and Equipment ...................................................         11,209          11,235
Investment in Affiliates ............................................................          1,713           1,604
Other Assets ........................................................................            567             468
                                                                                        ------------    ------------
         Total ......................................................................   $     16,998    $     16,375
                                                                                        ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable .................................................................   $      1,765    $      1,489
   Short-term Borrowings and Capital Lease Obligations ..............................            771             663
   Income Taxes .....................................................................            402             303
   Other Accrued Liabilities (Note 7) ...............................................          1,210           1,303
                                                                                        ------------    ------------
         Total Current Liabilities ..................................................          4,148           3,758
Long-term Borrowings and Capital Lease Obligations ..................................          4,074           4,080
Deferred Income Taxes ...............................................................          1,690           1,689
Other Liabilities and Deferred Credits ..............................................          1,859           1,958
                                                                                        ------------    ------------
         Total Liabilities ..........................................................         11,771          11,485
                                                                                        ------------    ------------
Commitments and Contingent Liabilities (Note 8)
Minority Interests ..................................................................            337             335
Stockholders' Equity
   Preferred Stock, $.01 par value
     250,000,000 shares authorized; none issued .....................................             --              --
   Class A Common Stock, $.01 par value
     3,000,000,000 shares authorized; 191,497,821 shares issued .....................              2               2
   Class B Common Stock, $.01 par value
     1,599,776,271 shares authorized; 436,786,482 shares issued and outstanding at
     June 30, 2000 and 1,600,000,000 shares authorized; 436,543,573 shares issued and
     outstanding at December 31, 1999 ...............................................              4               4

   Additional Paid-in Capital .......................................................          4,933           4,941
   Retained Earnings ................................................................            659              44
   Accumulated Other Comprehensive Loss (Note 9) ....................................           (592)           (372)
   Treasury Stock, at cost (4,754,602 and 2,457,960 Class A shares at June 30, 2000
     and December 31, 1999, respectively) ...........................................           (116)            (64)
                                                                                        ------------    ------------
         Total Stockholders' Equity .................................................          4,890           4,555
                                                                                        ------------    ------------
         Total ......................................................................   $     16,998    $     16,375
                                                                                        ============    ============



                 See notes to consolidated financial statements

                                  CONOCO INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS (NOTES 1 AND 3)
                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              --------------------------
                                                                                 2000            1999
                                                                              ----------      ----------
                                                                                    (IN MILLIONS)
Cash Provided by Operations
    Net Income ..........................................................     $      855      $      197
    Adjustments to Reconcile Net Income to Cash Provided by Operations
       Depreciation, Depletion and Amortization .........................            648             584
       Dry Hole Costs and Impairment of Unproved Properties .............             33              55
       Deferred Income Taxes ............................................             56             (60)
       Income Applicable to Minority Interests ..........................             10              11
       Gain on Asset Dispositions .......................................            (50)            (22)
       Undistributed Equity Earnings ....................................           (103)            (11)
       Other Noncash Charges and Credits-- Net ..........................            (85)             10
       Decrease (Increase) in Operating Assets
         Accounts and Notes Receivable ..................................           (120)            (38)
         Inventories ....................................................           (292)            (70)
         Other Operating Assets .........................................           (160)             41
       Increase (Decrease) in Operating Liabilities
         Accounts and Other Operating Payables ..........................            272              55
         Income and Other Taxes Payable .................................             50             (82)
                                                                              ----------      ----------
             Cash Provided by Operations ................................          1,114             670
                                                                              ----------      ----------

Investing Activities
    Purchases of Property, Plant and Equipment ..........................           (957)           (762)
    Purchase of Businesses-- Net of Cash Acquired .......................            (31)             --
    Investments in Affiliates-- Net .....................................            (62)           (175)
    Proceeds from Sales of Assets and Subsidiaries ......................            125              38
    Net Decrease (Increase) in Short-term Financial Instruments .........             (1)              4
                                                                              ----------      ----------
             Cash Used in Investing Activities ..........................           (926)           (895)
                                                                              ----------      ----------

Financing Activities
    Short-term Borrowings -- Net ........................................            105             984
    Long-term Borrowings -- Net .........................................             --           3,950
    Related Party Borrowings -- Receipts ................................             --             865
                             -- Payments ................................             --          (5,461)
    Treasury Stock Purchases -- Net .....................................            (67)            (24)
    Cash Dividends (Note 5) .............................................           (237)           (207)
    Net Cash Contribution from Owner ....................................             --               2
    Decrease in Minority Interests ......................................            (12)            (11)
                                                                              ----------      ----------
             Cash Provided by (Used in) Financing Activities ............           (211)             98
                                                                              ----------      ----------

Effect of Exchange Rate Changes on Cash .................................            (37)            (15)
                                                                              ----------      ----------
Decrease in Cash and Cash Equivalents ...................................            (60)           (142)
Cash and Cash Equivalents at Beginning of Year ..........................            317             394
                                                                              ----------      ----------
Cash and Cash Equivalents at June 30 ....................................     $      257      $      252
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

2.   RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, which made certain amendments to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The principal changes made by SFAS No. 138 are as follows:

     o the exception from the requirements of SFAS No.133 for "normal purchases and normal sales" was expanded;

     o the specific risks that can be identified as hedged interest rate risks were redefined;

     o allowance for hedge accounting was granted for foreign currency denominated assets and liabilities for which a foreign currency transaction gain or loss is recognized in earnings; and

     o allowance was granted for certain intercompany derivatives to be designated as hedging instruments.

     Conoco is currently in the process of evaluating these standards and developing specific steps for their implementation by January 1, 2001.

3.   RELATED PARTY TRANSACTIONS

     The 1999 consolidated financial statements included related party transactions with E. I. du Pont de Nemours and Company (DuPont), Conoco's former parent company, involving services such as cash management, other financial services, purchasing, legal, computer, corporate aviation and general corporate expenses that were provided between the Conoco and DuPont organizations.

     Amounts charged to Conoco for these services were $8 for the second quarter of 1999 and $15 for the first six months of 1999 and were principally included in selling, general and administrative expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $6 for the second quarter of 1999 and $13 for the first six months of 1999. These charges to DuPont were treated as reductions, as appropriate, of cost of goods sold, operating expenses or selling, general and administrative expenses.

     Interest expense charged by DuPont was $19 for the second quarter of 1999 and $91 for the first six months of 1999. Interest expense reflected market-based interest rates. A portion of this was capitalized as costs associated with major construction projects.

     Sales and other operating revenues included sales of products from Conoco to DuPont, principally natural gas and gas liquids supplied to several DuPont plant sites. These sales totaled $88 for the second quarter of 1999 and $179 for

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

the first six months of 1999. Purchases of products from DuPont during these periods were not material. These intercompany arrangements between DuPont and Conoco were provided under transition service agreements or other long-term agreements.

4.   EARNINGS PER SHARE

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

     For the three months and six months ended June 30, 2000 and June 30, 1999, basic EPS reflected the weighted-average number of shares of Class A and Class B common stock and deferred award units outstanding. Corresponding diluted EPS for the second quarter of 2000 and the first six months of 2000 included an additional 9,072,029 and 8,264,459 shares, respectively, while the second quarter of 1999 and first six months of 1999 included an additional 10,502,805 and 8,772,737 shares, respectively.

     The denominator is based on the following weighted-average number of common shares outstanding:


                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                   JUNE 30,                       JUNE 30,
                         ---------------------------     ---------------------------
                            2000            1999            2000             1999
                         -----------     -----------     -----------     -----------
Basic ..............     624,592,364     627,474,181     625,104,421     627,553,205
Diluted ............     633,664,393     637,976,986     633,368,880     636,325,942

     For the three months and six months ended June 30, 2000, variable stock options for 3,124,146 shares of Class A and Class B common stock were not included in the computation of diluted EPS since the threshold price required for these options to be vested had not been reached. For the three months and six months ended June 30, 2000, fixed stock options for 72,454 and 77,194 shares, respectively, of Class A and Class B common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     For the three months and six months ended June 30, 1999, variable stock options for 1,724,146 shares of Class A common stock were not included in the computation of diluted EPS since the threshold price required for these options to be vested had not been reached. For the three months and six months ended June 30, 1999, fixed stock options for 3,793 and 49,419 shares, respectively, of Class A common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

5.   DIVIDENDS

     Dividends per share paid through June 30 are as follows:



                                                        2000         1999
                                                      --------     --------
First quarter ...................................     $    .19     $    .14
Second quarter ..................................          .19          .19
                                                      --------     --------
    Dividends per share paid through June 30 ....     $    .38     $    .33
                                                      ========     ========


     On July 24, 2000, Conoco declared a third quarter cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on September 10, 2000, to shareholders of record on August 10, 2000.

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

6.   INVENTORIES


                                             JUNE 30,    DECEMBER 31,
                                               2000         1999
                                             --------    ------------
Crude oil and petroleum products .......     $    821     $    554
Other merchandise ......................           29           33
Materials and supplies .................          120          116
                                             --------     --------
    Inventories ........................     $    970     $    703
                                             ========     ========

7.   RESTRUCTURING

     In December 1998, Conoco announced that, as a result of a comprehensive review of its assets and long-term strategy, Conoco would make organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. Associated with the announcement, Conoco recorded an $82 pretax ($52 after-tax) charge to operating expense in the fourth quarter of 1998. Nearly all of this charge represented termination payments and related employee benefits to be made to the estimated 975 persons in both upstream and downstream businesses affected by the restructuring. Payments were made under existing company severance policies, generally based on years of service up to a maximum amount that varied by country.

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

     During the first six months of 2000, 79 employees left Conoco as part of the realignment plans. Related charges against the reserve totaled $6. The remaining reserve balance was reversed to earnings in the second quarter of 2000.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at June 30, 2000, Conoco had obligations under international contracts to purchase, over periods up to 19 years, natural gas at prices that were in excess of market prices at that date. No material annual loss is expected from these long-term commitments.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices, actions related to gas measurement and valuation methods, actions related to joint interest billings to operating agreement partners, and claims for damages resulting from leaking underground storage tanks. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. Conoco believes the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of Conoco.

     On May 2, 2000, a jury in federal court in Virginia found that Conoco infringed several patents of General Technology Applications (GTA) involving part of a process for manufacturing a flow improver product and awarded

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


$55 in damages to GTA. In ruling on the post-trial motions, the judge declined to treble the damages. The judge granted an injunction against Conoco but stayed it pending appeal. Conoco remains convinced that the evidence clearly demonstrates that Conoco's process does not infringe the GTA patents and that Conoco will ultimately prevail on appeal.

     Conoco is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Conoco's Form 10-K. Conoco assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. At June 30, 2000, the environmental accrual amounted to $108 and, in management's opinion, was appropriate based on existing facts and circumstances. Although future remediation expenditures in excess of current reserves are possible, the effect of any such excess on future financial results is not subject to reasonable estimation because of the considerable uncertainty regarding the cost and timing of expenditures. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     Conoco has indirectly guaranteed various debt obligations under agreements with certain affiliated and other companies. These agreements provide for Conoco to use the services of, or purchase products from, these affiliated and other companies to ensure these companies achieve specified minimum revenues. At June 30, 2000, these indirect guarantees totaled $7. In addition, at June 30, 2000, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,148 of the obligations of certain affiliated companies and others. No material loss is anticipated by reason of such agreements and guarantees.

9.   COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                  ----------------------      ----------------------
                                                    2000          1999          2000          1999
                                                  --------      --------      --------      --------
Net income ..................................     $    456      $    114      $    855      $    197
Other comprehensive loss
  Foreign currency translation adjustment ...         (175)          (12)         (220)         (105)
                                                  --------      --------      --------      --------
       Comprehensive income .................     $    281      $    102      $    635      $     92
                                                  ========      ========      ========      ========

10.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Conoco is involved in both the upstream and downstream operating segments of the petroleum industry. Upstream operating segment activities include exploring for, developing, producing and selling crude oil, natural gas and natural gas liquids. Downstream operating segment activities include refining crude oil and other feedstocks into petroleum products, buying and selling crude oil and refined products and transporting, distributing and marketing petroleum products. Conoco has four reporting segments for its upstream and downstream operating segments that reflect the geographic division between the United States and international. Corporate and other includes general corporate expenses, financing costs and other non-operating items and results for power. Conoco sells its products worldwide. Major products include crude oil, natural gas and refined products that are sold primarily in the energy and transportation markets. Conoco's sales are not materially dependent on a single customer or small group of customers. Transfers between segments are on the basis of estimated market values.

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                        UPSTREAM                    DOWNSTREAM
                                             ---------------------------   ---------------------------    CORPORATE
                                               UNITED                        UNITED                          AND
SEGMENT INFORMATION                            STATES      INTERNATIONAL     STATES      INTERNATIONAL      OTHER      CONSOLIDATED
-------------------                          -----------   -------------   -----------   -------------   -----------   ------------
THREE MONTHS ENDED JUNE 30, 2000

Sales and other operating revenues .......   $     1,129    $       803    $     4,507    $     2,918    $        --    $     9,357
Transfers between segments ...............           169            163             51            150             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------

      Total operating revenues ...........   $     1,298    $       966    $     4,558    $     3,068    $        --    $     9,357
                                             ===========    ===========    ===========    ===========    ===========    ===========
Operating profit .........................   $       195    $       434    $       132    $        50    $       (52)   $       759
Equity in earnings of affiliates .........             2             52             20              3             --             77
Non-operating items
     Interest and debt expense ...........            --             --             --             --            (89)           (89)
     Interest income (net of misc.
      interest expense) ..................            --             --             --             --             12             12
     Other ...............................            --             --             --             --             15             15
                                             -----------    -----------    -----------    -----------    -----------    -----------

Income before income taxes ...............           197            486            152             53           (114)           774
Provision for income taxes ...............           (64)          (223)           (54)           (14)            37           (318)
                                             -----------    -----------    -----------    -----------    -----------    -----------
      Net income (loss) (1) ..............   $       133    $       263    $        98    $        39    $       (77)   $       456
                                             ===========    ===========    ===========    ===========    ===========    ===========

THREE MONTHS ENDED JUNE 30, 1999

Sales and other operating revenues .......   $       701    $       443    $     2,703    $     2,402    $         3    $     6,252
Transfers between segments ...............            88            105             27             62             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------
      Total operating revenues ...........   $       789    $       548    $     2,730    $     2,464    $         3    $     6,252
                                             ===========    ===========    ===========    ===========    ===========    ===========

Operating profit .........................   $        53    $       137    $        13    $        31    $       (33)   $       201
Equity in earnings of affiliates .........             2             25             15             (5)            --             37
Non-operating items
     Interest and debt expense ...........            --             --             --             --            (79)           (79)
     Interest income (net of misc.
       interest expense) .................            --             --             --             --              6              6
     Other ...............................            --             --             --             --             (5)            (5)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Income before income taxes ...............            55            162             28             26           (111)           160
Provision for income taxes ...............            (3)           (76)            --             (7)            40            (46)
                                             -----------    -----------    -----------    -----------    -----------    -----------

      Net income (loss) ..................   $        52    $        86    $        28    $        19    $       (71)   $       114
                                             ===========    ===========    ===========    ===========    ===========    ===========
SIX MONTHS ENDED JUNE 30, 2000

Sales and other operating revenues .......   $     2,136    $     1,698    $     8,224    $     5,822    $         1    $    17,881
Transfers between segments ...............           346            331             88            285             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------
      Total operating revenues ...........   $     2,482    $     2,029    $     8,312    $     6,107    $         1    $    17,881
                                             ===========    ===========    ===========    ===========    ===========    ===========
Operating profit .........................   $       404    $       937    $        92    $       115    $       (88)   $     1,460
Equity in earnings of affiliates .........             7            124             27             (1)            --            157
Non-operating items
     Interest and debt expense ...........            --             --             --             --           (172)          (172)
     Interest income (net of misc.
      interest expense) ..................            --             --             --             --             23             23
     Other ...............................            --             --             --             --             18             18
                                             -----------    -----------    -----------    -----------    -----------    -----------
Income before income taxes ...............           411          1,061            119            114           (219)         1,486
Provision for income taxes ...............          (136)          (501)           (35)           (26)            67           (631)
                                             -----------    -----------    -----------    -----------    -----------    -----------
      Net income (loss) (1) ..............   $       275    $       560    $        84    $        88    $      (152)   $       855
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                      UPSTREAM                      DOWNSTREAM
                                             --------------------------   ----------------------------   CORPORATE
                                                UNITED                       UNITED                         AND
SEGMENT INFORMATION  (CONTINUED)                STATES    INTERNATIONAL      STATES      INTERNATIONAL     OTHER       CONSOLIDATED
--------------------------------             -----------  -------------   ------------   -------------  -----------    ------------
SIX MONTHS ENDED JUNE 30, 1999

Sales and other operating revenues .......   $     1,407   $       922    $     4,665    $     4,545    $        24    $    11,563
Transfers between segments ...............           162           184             45            105             --             --
                                             -----------   -----------    -----------    -----------    -----------    -----------
       Total operating revenues ..........   $     1,569   $     1,106    $     4,710    $     4,650    $        24    $    11,563
                                             ===========   ===========    ===========    ===========    ===========    ===========
Operating profit .........................   $        84   $       256    $        27    $        89    $       (53)   $       403
Equity in earnings of affiliates .........             4            20             23            (14)            --             33
Non-operating Items
      Interest and debt expense ..........            --            --             --             --           (150)          (150)
      Interest income (net of misc.
       interest expense) .................            --            --             --             --              9              9
      Other ..............................            --            --             --             --             (1)            (1)
                                             -----------   -----------    -----------    -----------    -----------    -----------
Income before income taxes ...............            88           276             50             75           (195)           294
Provision for income taxes ...............             4          (122)            (5)           (33)            59            (97)
                                             -----------   -----------    -----------    -----------    -----------    -----------
       Net income (loss) .................   $        92   $       154    $        45    $        42    $      (136)   $       197
                                             ===========   ===========    ===========    ===========    ===========    ===========

----------

(1)   Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED JUNE 30, 2000

Litigation and settlement charges ........   $        --   $        --    $        --    $        --    $        (4)   $        (4)
                                             -----------   -----------    -----------    -----------    -----------    -----------
      Total ..............................   $        --   $        --    $        --    $        --    $        (4)   $        (4)
                                             ===========   ===========    ===========    ===========    ===========    ===========
SIX MONTHS ENDED JUNE 30, 2000

Asset sales ..............................   $        27   $        --    $        --    $        --    $        --    $        27
Litigation and settlement charges ........            --            --            (16)            --             (4)           (20)
Property impairments .....................            --            --             (3)            --             --             (3)
                                             -----------   -----------    -----------    -----------    -----------    -----------
      Total ..............................   $        27   $        --    $       (19)   $        --    $        (4)   $         4
                                             ===========   ===========    ===========    ===========    ===========    ===========

     Special items for the second quarter of 2000 included a loss of $4 for settlement costs associated with the separation agreement from DuPont related to a discontinued business.

     In addition to the special item set forth in the previous paragraph, special items for the first six months of 2000 included a $27 gain from the sale of natural gas processing assets in the U.S. and a $19 loss for litigation provisions and a write-off of related refinery assets.

     There were no special items in the second quarter or first six months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first six months of 2000 increased $444 million to $1,114 million versus $670 million in the first six months of 1999. Cash provided by operations before changes in operating assets and liabilities increased $600 million compared to the first six months of 1999, primarily due to higher crude oil, natural gas and natural gas liquids prices, along with increased production and higher dividends from equity affiliates. Negative changes to net operating assets and liabilities of $156 million were due to increased inventories, a decrease in trust fund balances in 1999 related to the sale and purchase of certain assets, and funds required for the recent commencement of a service contract in Syria, partially offset by higher taxes payable. The seasonal increase in crude oil and petroleum products inventory volumes during the first six months of 2000 was greater than in the prior year period. Prices applied to these increased inventory volumes were also higher.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                               2000            1999
                                                           ------------   ------------
                                                                  (IN MILLIONS)
Upstream
    United States ......................................   $        253   $        207
    International ......................................            501            376
                                                           ------------   ------------
        Total upstream .................................            754            583

Downstream
    United States ......................................            120             79
    International ......................................            114            119
                                                           ------------   ------------
        Total downstream ...............................            234            198
Corporate and other ....................................             73             13
                                                           ------------   ------------
        Total capital expenditures and investments .....   $      1,061   $        794
                                                           ============   ============

    United States ......................................   $        446   $        299
    International ......................................            615            495
                                                           ------------   ------------
        Total ..........................................   $      1,061   $        794
                                                           ============   ============

     Total capital expenditures and investments were $1,061 million, an increase of $267 million, or 34 percent, versus capital expenditures and investments of $794 million for the first six months of 1999. The increase was primarily due to higher spending on upstream capital projects and the construction of a power generation facility. A more detailed description and analysis of capital expenditures and investments by operating segment within the United States and international follows below. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

     Upstream

     Upstream capital expenditures and investments totaled $754 million in the first six months of 2000 compared to $583 million for the first six months of 1999. The increase of $171 million, or approximately 29 percent, was primarily as a result of the acquisition of Canadian natural gas processing and gathering assets.

     United States

     During the first six months of 2000, Conoco spent $253 million on U.S. capital projects, an increase of $46 million, or 22 percent, from $207 million in the first six months of 1999. Expenditures in the first six months of 2000 were focused on development drilling in various locations.

     International

     International upstream capital expenditures and investments totaled $501 million in the first six months of 2000, an increase of $125 million, or 33 percent, from $376 million in the first six months of 1999. The increase in 2000 expenditures was primarily as a result of the acquisition of Canadian natural gas processing and gathering assets, partly offset by lower cash requirements for Petrozuata, our joint venture in Venezuela, due to Petrozuata generating more cash from higher crude oil volumes and prices.

     Conoco has agreed to acquire interests in several North Sea properties by purchasing for $540 million Saga UK Ltd., an oil and gas group owned by Norsk Hydro ASA of Norway. We completed this acquisition in August 2000.

     Downstream

     Downstream capital expenditures and investments totaled $234 million in the first six months of 2000, an increase of $36 million, or 18 percent, versus $198 million in the first six months of 1999, primarily reflecting increased expenditures in the United States.

     United States

     During the first six months of 2000, Conoco spent $120 million on downstream U.S. capital projects, up $41 million, or 52 percent, from $79 million in the first six months of 1999. Expenditures in the first six months of 2000 were focused on the new units being installed at our Lake Charles, Louisiana refinery to process synthetic crude from Petrozuata, as well as our ongoing refining and marketing operations.

     International

     During the first six months of 2000, Conoco spent $114 million on downstream international capital expenditures and investments, down $5 million, or 4 percent, from $119 million in the first six months of 1999. The majority of the funds spent in 2000 were used to support continuing refining operations including upgrades to meet future clean fuels specifications in Europe.

     Corporate and Other

     Corporate and other capital expenditures totaled $73 million in the first six months of 2000, an increase of $60 million, compared to $13 million in the first six months of 1999. The increased expenditures during the first six months of 2000 were primarily related to the construction of a domestic power generation facility.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $125 million for the first six months of 2000, an increase of $87 million, from $38 million in the first six months of 1999. Proceeds in 2000 were primarily the result of the sale of non-strategic natural gas processing assets in the U.S.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At June 30, 2000, Conoco had an unsecured $2,000 million revolving credit facility with a syndicate of U.S. and international banks. The terms consist of a 364-day committed facility in the amount of $1,350 million and a five-year committed facility, with four years remaining, in the amount of $650 million. At June 30, 2000, Conoco had no outstanding borrowings under the credit facility. Conoco maintains a $2,000 million U.S. commercial paper program that is fully supported by the credit facility. The program gives Conoco the ability to issue commercial paper at any time with maturities not to exceed 270 days. The weighted-average interest rate on commercial paper of $737 million outstanding at June 30, 2000 was 6.81 percent.

     Conoco recently began a Euro 500 million European commercial paper program. The program gives Conoco the ability to issue commercial paper in the European market at any time with maturities not to exceed 183 days. The program is an alternative to the use of U.S. commercial paper and is not expected to increase the company's current debt level. This program will complement our $2,000 million U.S. commercial paper program and is fully supported by our existing revolving credit facility. At June 30, 2000, there was no outstanding commercial paper under this program.

     Total Conoco debt was $4,845 million at June 30, 2000, up $102 million versus $4,743 million at December 31, 1999. The total debt-to-capitalization ratio was 49.8 percent at June 30, 2000 and 51.0 percent at December 31, 1999.

(b)      RESULTS OF OPERATIONS

       CONSOLIDATED RESULTS


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                             ------------------------    ------------------------
                                                                2000         1999          2000           1999
                                                             ----------    ----------    ----------    ----------
                                                                                 (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
  Upstream
   United States .........................................   $    1,129    $      701    $    2,136    $    1,407
   International .........................................          803           443         1,698           922
                                                             ----------    ----------    ----------    ----------
     Total upstream ......................................        1,932         1,144         3,834         2,329
  Downstream
   United States .........................................        4,507         2,703         8,224         4,665
   International .........................................        2,918         2,402         5,822         4,545
                                                             ----------    ----------    ----------    ----------
     Total downstream ....................................        7,425         5,105        14,046         9,210
  Corporate and other operating...........................           --             3             1            24
                                                             ----------    ----------    ----------    ----------
     Total sales and other operating revenues ............   $    9,357    $    6,252    $   17,881    $   11,563
                                                             ==========    ==========    ==========    ==========
AFTER-TAX OPERATING INCOME
  Upstream
   United States .........................................   $      133    $       52    $      275    $       92
   International .........................................          263            86           560           154
                                                             ----------    ----------    ----------    ----------
     Total upstream ......................................          396           138           835           246
  Downstream
   United States .........................................           98            28            84            45
   International .........................................           39            19            88            42
                                                             ----------    ----------    ----------    ----------
     Total downstream ....................................          137            47           172            87
  Corporate and other operating ..........................          (33)          (19)          (58)          (34)
                                                             ----------    ----------    ----------    ----------
     Total after-tax operating income ....................          500           166           949           299
INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET
   OF TAX ................................................          (44)          (52)          (94)         (102)
                                                             ----------    ----------    ----------    ----------
     NET INCOME ..........................................   $      456    $      114    $      855    $      197
                                                             ==========    ==========    ==========    ==========

SPECIAL ITEMS

         Net income includes the following non-recurring items (special items) on an after-tax basis:


                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                              ------------------------   ------------------------
                                                                 2000         1999         2000           1999
                                                              ----------    ----------   ----------    ----------
                                                                                 (IN MILLIONS)
UPSTREAM
  Asset sales .............................................   $       --    $       --   $       27    $       --
                                                              ----------    ----------   ----------    ----------
     Total upstream special items .........................   $       --    $       --   $       27    $       --
                                                              ==========    ==========   ==========    ==========
DOWNSTREAM
  Property impairments ....................................   $       --    $       --   $       (3)   $       --
  Litigation and settlement charges .......................           --            --          (16)           --
                                                              ----------    ----------   ----------    ----------
     Total downstream special items .......................   $       --    $       --   $      (19)   $       --
                                                              ==========    ==========   ==========    ==========
CORPORATE AND OTHER OPERATING
  Litigation and settlement charges .......................   $       (4)   $       --   $       (4)   $       --
                                                              ----------    ----------   ----------    ----------
     Total corporate and other operating special items ....   $       (4)   $       --   $       (4)   $       --
                                                              ==========    ==========   ==========    ==========

     TOTAL SPECIAL ITEMS ..................................   $       (4)   $       --   $        4    $       --
                                                              ==========    ==========   ==========    ==========

     Special items for the second quarter of 2000 included a loss of $4 million for settlement costs associated with the separation agreement from DuPont related to a discontinued business.

     In addition to the special item set forth in the previous paragraph, special items for the first six months of 2000 included a $27 million gain from the sale of natural gas processing assets in the U.S. and a $19 million loss for litigation provisions and a write-off of related refinery assets.

     There were no special items in the second quarter or first six months of 1999.

     Second Quarter 2000 versus Second Quarter 1999

     Net income was $456 million in the second quarter of 2000, up 300 percent from $114 million in the second quarter of 1999. Conoco had net income before special items of $460 million in the second quarter of 2000, up 304 percent from $114 million in the second quarter of 1999. These increases primarily reflected higher crude oil, natural gas and natural gas liquids prices and stronger refining margins, combined with increased production, partly offset by higher operating expenses and lower marketing margins in Europe.

     Sales and other operating revenues for the second quarter of 2000 were $9,357 million, up 50 percent from $6,252 million in the second quarter of 1999, primarily due to higher crude oil and natural gas prices and improved refined product prices, along with increased production and refined product sales volumes. Conoco's worldwide net realized crude oil price was $26.11 per barrel for the quarter, up $10.96 per barrel, or 72 percent, from $15.15 per barrel in the second quarter of 1999. Worldwide net realized natural gas prices averaged $2.56 per thousand cubic feet (mcf) for the quarter, compared with $1.83 per mcf in the same period in 1999, an improvement of 40 percent.

     Income from equity affiliates for the second quarter of 2000 was $77 million, up $40 million compared to $37 million in the second quarter of 1999. Additional crude oil volumes from our Petrozuata joint venture, higher crude oil prices and the impact of the improved refining environment on our Excel Paralubes and Melaka refinery downstream joint ventures primarily drove this increase.

     Other income for the second quarter of 2000 was $72 million, up 80 percent from $40 million in the second quarter of 1999, primarily due to higher foreign exchange gains and interest income.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the second quarter of 2000 was 361,000 barrels per day versus 344,000 barrels per day in the second quarter of 1999, a 5 percent increase. U.S. petroleum liquids production was up 12 percent as a result of additional volumes from the Ursa field in the Gulf of Mexico. International petroleum liquids production was up 3 percent to 278,000 barrels per day due to increased production volumes from our Petrozuata joint venture, as well as production from properties in Vietnam that were acquired in early 2000.

     Worldwide natural gas production, including our share of equity affiliates, in the second quarter of 2000 was up 8 percent to 1,703 million cubic feet (mmcf) per day from 1,579 mmcf per day in the second quarter of 1999. U.S. natural gas production was down 7 percent, primarily as a result of the more focused drilling program in the South Texas Lobo field, plus natural declines elsewhere. International natural gas production was up 28 percent due to increased production from the Britannia, Murdoch and "V" fields in the U.K., as well as new production from the U.K. Vampire field and properties in Canada that were acquired in late 1999.

     Worldwide refined product sales in the second quarter of 2000 were 1,601,000 barrels per day, up 38 percent from the second quarter of 1999, primarily due to increased sales in the U.S. and increased throughput at the Melaka refinery in Asia Pacific. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the second quarter of 2000 totaled $2,218 million, up 72 percent compared to $1,288 million in the second quarter of 1999, primarily due to higher crude oil and refined product prices and increased refined product sales volumes.

     Cost of goods sold for the second quarter of 2000 totaled $5,758 million, an increase of $2,363 million, or 70 percent, compared to $3,395 million in the second quarter of 1999, primarily due to higher refinery feedstock costs and increased throughputs.

     Operating expenses for the second quarter of 2000 were $547 million, up $60 million, or 12 percent, compared to $487 million for the second quarter of 1999. This increase was primarily due to increased production and higher overall compensation charges as a result of record earnings.

     Selling, general and administrative expenses for the second quarter of 2000 were $193 million, a decrease of $4 million, or 2 percent, compared to $197 million for the second quarter of 1999.

     Exploration expenses for the second quarter of 2000 totaled $58 million, down 22 percent compared to $74 million in the second quarter of 1999, primarily driven by lower dry hole costs.

     Depreciation, depletion and amortization (DD&A) for the second quarter of 2000 totaled $309 million, an increase of $27 million, or 10 percent, compared to $282 million in the second quarter of 1999. This increase was primarily due to higher production and rate changes.

     Provision for income taxes for the second quarter of 2000 totaled $318 million, up 591 percent compared to $46 million for the second quarter of 1999, reflecting significantly higher pretax income. The effective tax rate of approximately 41 percent in the second quarter of 2000, compared to 29 percent in the second quarter of 1999, was higher due to a greater portion of 2000 earnings being generated by operations in countries with higher effective tax rates and the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2000.

     First Six Months 2000 versus First Six Months 1999

     Conoco had net income of $855 million in the first six months of 2000, up 334 percent from $197 million in the first six months of 1999. Conoco had net income before special items of $851 million in the first six months of 2000, up 332 percent from $197 million in the first six months of 1999. These increases primarily reflected higher crude oil, natural gas and natural gas liquids prices and stronger refining margins, combined with increased production, partly offset by higher operating expenses.

     Sales and other operating revenues for the first six months of 2000 were $17,881 million, up 55 percent from $11,563 million in the first six months of 1999, primarily due to higher crude oil and natural gas prices and improved refined product prices, along with increased production and refined product sales volumes. Conoco's worldwide net realized crude oil price was $26.20 per barrel for the first six months of 2000, up $13.18 per barrel, or 101 percent, from $13.02 per barrel in the first six months of 1999. Worldwide net realized natural gas prices averaged $2.44 per mcf for the first six months of 2000, compared with $1.96 per mcf in the same period in 1999, an improvement of 24 percent.

     Income from equity affiliates for the first six months of 2000 was $157 million, up $124 million compared to $33 million in the first six months of 1999. Additional crude oil volumes from our Petrozuata joint venture, higher crude oil prices and the impact of the improved refining environment on our Excel Paralubes and Melaka refinery downstream joint ventures primarily drove this increase.

     Other income for the first six months of 2000 was $159 million, up 134 percent from $68 million in the first six months of 1999, primarily due to the gain from the sale of natural gas processing assets in the U.S., higher foreign exchange gains and additional interest income.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the first six months of 2000 was 368,000 barrels per day versus 348,000 barrels per day in the first six months of 1999, a 6 percent increase. U.S. petroleum liquids production was up 11 percent as a result of additional volumes from the Ursa field. International petroleum liquids production was up 4 percent to 289,000 barrels per day due to increased production volumes in Venezuela and Norway, and production from properties in Vietnam acquired in early 2000, partly offset by decreases in the U.K. and Indonesia.

     Worldwide natural gas production, including our share of equity affiliates, in the first six months of 2000 was up 4 percent to 1,773 mmcf per day from 1,697 mmcf per day in the first six months of 1999. U.S. natural gas production was down 11 percent, primarily as a result of the more focused drilling program in the Lobo field, plus natural declines elsewhere. International natural gas volumes were up 22 percent due to increased production from the Britannia and "V" fields in the U.K., as well as new production from the U.K. Vampire field and properties in Canada acquired in late 1999.

     Worldwide refined product sales in the first six months of 2000 were 1,486,000 barrels per day, up 31 percent from the first six months of 1999, primarily due to increased sales in the U.S. and Europe and increased throughput at the Melaka refinery. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the first six months of 2000 totaled $4,078 million, up 82 percent compared to $2,245 million in the first six months of 1999, primarily due to higher crude oil and refined product prices and increased refined product sales volumes.

     Cost of goods sold for the first six months of 2000 totaled $10,882 million, an increase of $4,959 million, or 84 percent, compared to $5,923 million in the first six months of 1999, reflecting higher refinery feedstock costs and increased throughputs.

     Operating expenses for the first six months of 2000 were $1,053 million, up $89 million, or 9 percent, compared to $964 million for the first six months of 1999. This increase was primarily due to litigation provisions recorded in the first quarter, increased production and higher overall compensation charges as a result of record earnings.

     Selling, general and administrative expenses for the first six months of 2000 were $381 million, a decrease of $2 million, or 1 percent, compared to $383 million for the first six months of 1999.

     Exploration expenses for the first six months of 2000 totaled $95 million, a decline of 21 percent, compared to $120 million in the first six months of 1999, primarily driven by lower dry hole costs and lower costs associated with a more focused exploration program.

     DD&A for the first six months of 2000 totaled $648 million, an increase of $64 million, or 11 percent, compared to $584 million in the first six months of 1999. This increase was primarily due to higher volumes and rate changes and the write-down of a non-operating natural gas processing plant in the first quarter.

     Provision for income taxes for the first six months of 2000 totaled $631 million, up 551 percent compared to $97 million for the first six months of 1999, reflecting significantly higher pretax income. The effective tax rate of approximately 42 percent in the first six months of 2000, compared to 33 percent in the first six months of 1999, was higher due to a greater portion of 2000 earnings being generated by operations in countries with higher effective tax rates and the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2000.


  UPSTREAM SEGMENT RESULTS


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                         ---------------------   ----------------------
                                            2000       1999        2000          1999
                                         ---------   ---------   ---------    ---------
                                                        (IN MILLIONS)
After-tax operating income
  United States ......................   $     133   $      52   $     275    $      92
  International ......................         263          86         560          154
                                         ---------   ---------   ---------    ---------
    After-tax operating income .......   $     396   $     138   $     835    $     246
Special items
  United States ......................   $      --   $      --   $     (27)   $      --
  International ......................          --          --          --           --
                                         ---------   ---------   ---------    ---------
    Special items ....................   $      --   $      --   $     (27)   $      --
Earnings before special items
  United States ......................   $     133   $      52   $     248    $      92
  International ......................         263          86         560          154
                                         ---------   ---------   ---------    ---------
    Earnings before special items ....   $     396   $     138   $     808    $     246
                                         =========   =========   =========    =========

     Second Quarter 2000 versus Second Quarter 1999

     Upstream earnings before special items were $396 million in the second quarter of 2000, up 187 percent from $138 million in the second quarter of 1999, driven by strong crude oil, natural gas, and natural gas liquids prices, coupled with increased production. U.S. upstream earnings before special items totaled $133 million in the second quarter of 2000, up 156 percent from $52 million in the comparable period of 1999, reflecting higher crude oil, natural gas and natural gas liquids prices and increased petroleum liquids production. Partly offsetting this increase was an anticipated drop in natural gas volumes due to the more focused drilling program in the Lobo field. International upstream earnings before special items were $263 million, an increase of 206 percent, from $86 million in the comparable period in 1999. The improvement was primarily attributable to higher prices, production growth and lower exploration expenses.

     First Six Months 2000 versus First Six Months 1999

     Upstream earnings before special items were $808 million in the first six months of 2000, up 228 percent from $246 million in the first six months of 1999. U.S. upstream earnings before special items totaled $248 million in the first six months of 2000, up 170 percent from $92 million in the comparable period of 1999, on higher crude oil, natural gas, and natural gas liquids prices and increased petroleum liquids production. Partly offsetting this increase was an anticipated drop in natural gas volumes due to the more focused drilling program in the Lobo field. International upstream earnings before special items were $560 million, an increase of 264 percent, from $154 million in the comparable period in 1999. The improvement was primarily attributable to higher prices, production growth and lower exploration expenses.

DOWNSTREAM SEGMENT RESULTS


                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                         -----------------------   -----------------------
                                            2000         1999         2000         1999
                                         ----------   ----------   ----------   ----------
                                                           (IN MILLIONS)
After-tax operating income
  United States ......................   $       98   $       28   $       84   $       45
  International ......................           39           19           88           42
                                         ----------   ----------   ----------   ----------
    After-tax operating income .......   $      137   $       47   $      172   $       87
Special items
  United States ......................   $       --   $       --   $       19   $       --
  International ......................           --           --           --           --
                                         ----------   ----------   ----------   ----------
    Special items ....................   $       --   $       --   $       19   $       --
Earnings before special items
  United States ......................   $       98   $       28   $      103   $       45
  International ......................           39           19           88           42
                                         ----------   ----------   ----------   ----------
    Earnings before special items ....   $      137   $       47   $      191   $       87
                                         ==========   ==========   ==========   ==========

     Second Quarter 2000 versus Second Quarter 1999

     Downstream earnings before special items were $137 million for the second quarter of 2000, an increase of 191 percent from $47 million in the comparable period in 1999. U.S. downstream earnings before special items were $98 million for the second quarter of 2000, up 250 percent from $28 million for the second quarter of 1999. The increase was primarily attributable to the impact of stronger refining margins, higher refinery throughputs and improved refinery yields, partly offset by depressed margins for co-products such as premium petroleum coke caused by higher feedstock prices. International downstream earnings before special items were $39 million for the second quarter of 2000, up 105 percent from $19 million in the comparable period in 1999, reflecting the improved refining environment, partly offset by lower European marketing earnings and co-product margins.

     First Six Months 2000 versus First Six Months 1999

     Downstream earnings before special items were $191 million for the first six months of 2000, an increase of 120 percent from $87 million in the comparable period in 1999. U.S. downstream earnings before special items were $103 million for the first six months of 2000, up 129 percent from $45 million for the first six months of 1999, primarily attributable to stronger refining margins, partly offset by depressed co-product margins. International downstream earnings before special items were $88 million for the first six months of 2000, up 110 percent from $42 million in the comparable period in 1999, reflecting the improved refining environment, partly offset by the impact of lower European marketing earnings and co-product margins.

CORPORATE AND OTHER OPERATING SEGMENT RESULTS



                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
                                                                      (IN MILLIONS)

After-tax operating loss .........................   $    (33)   $    (19)   $    (58)   $    (34)
Special items ....................................          4          --           4          --
                                                     --------    --------    --------    --------
  Losses before special items ....................   $    (29)   $    (19)   $    (54)   $    (34)
                                                     ========    ========    ========    ========

     Second Quarter 2000 versus Second Quarter 1999

     Corporate and other operating losses before special items were $29 million for the second quarter of 2000, an increase of $10 million compared to the second quarter of 1999, primarily due to Conoco's new corporate advertising program and a minority interest preferred return related to the sale of certain corporate assets.

     First Six Months 2000 versus First Six Months 1999

     Corporate and other operating losses before special items were $54 million for the first six months of 2000, an increase of 59 percent from a loss of $34 million for the comparable period in 1999. The increase is a result of increased business development costs in the emerging power sector, the introduction of Conoco's corporate advertising program and a minority interest preferred return related to the sale of certain corporate assets.

INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET OF TAX


                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------
                                                   (IN MILLIONS)

Interest expense on debt .......   $    (70)   $    (57)   $   (136)   $   (112)
Interest income ................         10           1          18           4
Exchange gains .................         16           4          24           6
                                   --------    --------    --------    --------
   Total .......................   $    (44)   $    (52)   $    (94)   $   (102)
                                   ========    ========    ========    ========

     Second Quarter 2000 versus Second Quarter 1999

     Interest and other non-operating expenses for the second quarter of 2000 amounted to $44 million, a decrease of $8 million, or 15 percent, compared to $52 million in the comparable period in 1999. This improvement is attributable to foreign currency exchange gains and higher interest income, partially offset by higher interest expense on debt.

     First Six Months 2000 versus First Six Months 1999

     Interest and other non-operating expenses for the first six months of 2000 amounted to $94 million, a decrease of $8 million, or 8 percent compared to $102 million in the comparable period of 1999. This improvement is attributable to foreign currency exchange gains and higher interest income, partially offset by higher interest expense on debt.

TAX MATTERS

     During the first six months of 2000, Conoco recorded deferred tax assets of $41 million related to carryforwards of foreign tax credits, alternative fuels tax credits and the U.S. alternative minimum tax. Conoco believes it is more likely than not that the deferred tax assets related to these foreign tax credits and alternative fuels tax credits will be realized in the current year. Furthermore, Conoco believes it is more likely than not that the alternative minimum tax credits will be realized in future years.

RESTRUCTURING

     In December 1998, Conoco announced that, as a result of a comprehensive review of its assets and long-term strategy, Conoco would make organizational realignments consistent with furthering the efficiency of operations and taking advantage of synergies created by the upgrading of its asset portfolio. Associated with the announcement, Conoco recorded an $82 million pretax ($52 million after-tax) charge to operating expense in the fourth quarter of 1998. Nearly all of this charge represented termination payments and related employee benefits to be made to the estimated 975 persons in both upstream and downstream businesses affected by the restructuring. Payments were made under existing company severance policies, generally based on years of service up to a maximum amount that varied by country.

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

     During the first six months of 2000, 79 employees left Conoco as part of the realignment plans. Related charges against the reserve totaled $6 million. The remaining reserve balance was reversed to earnings in the second quarter of 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Information about foreign currency risk and interest rate risk for the six months ended June 30, 2000 did not differ materially from that discussed under "Quantitative and Qualitative Disclosures About Market Risk" in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Item 7A of Conoco's Form 10-K.

     Changes in commodity price risk for the six months ended June 30, 2000, are summarized below.

     Commodity Price Risk

     The fair value gain or loss of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table as follows:



                                                     CHANGE IN FAIR VALUE
                                                       FROM 10% ADVERSE
                                         FAIR VALUE      PRICE CHANGE
                                        ------------ -------------------
                                               (IN MILLIONS)
AT JUNE 30, 2000
Crude Oil and Refined Products
   Trading ........................     $         11     $          4
   Non-trading (1) ................                1               (6)
                                        ------------     ------------
     Combined .....................     $         12     $         (2)

Natural Gas
   Trading ........................     $          5     $         (2)
   Non-trading ....................               43              (17)
                                        ------------     ------------
     Combined .....................     $         48     $        (19)

AT DECEMBER 31, 1999
Crude Oil and Refined Products
   Trading ........................     $         10     $          2
   Non-trading ....................               10               (4)
                                        ------------     ------------
     Combined .....................     $         20     $         (2)

Natural Gas
   Trading ........................     $         --     $         --
   Non-trading ....................               --               (8)
                                        ------------     ------------
     Combined .....................     $         --     $         (8)

----------

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 1999 Annual Report on Form 10-K and the first quarter 2000 report on Form 10-Q.

     In June 1998, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality conducted a multi-media environmental inspection of Conoco's Lake Charles refinery. Conoco has been advised that the United States and the State of Louisiana, in response to the inspection findings, are contemplating filing an enforcement action under the Clean Water Act and Clean Air Act. Governmental monetary sanctions resulting from this matter could be in excess of $100,000.

     In February 2000, Conoco voluntarily disclosed the results of a self-initiated environmental audit of its Ponca City refinery to the Oklahoma Department of Environmental Quality (ODEQ). In response to the audit findings, Conoco and the ODEQ entered into cooperative negotiations to address compliance issues identified by the audit. As a result, Conoco and the ODEQ have agreed to enter into a consent order to resolve these issues. The consent order will assess monetary sanctions against Conoco in the amount of $462,000, $363,000 of which may be satisfied by the timely implementation of a supplemental environmental project.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments based on posted prices, actions related to gas measurement and valuation methods, actions related to joint interest billings to operating agreement partners, and claims for damages resulting from leaking underground storage tanks. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. Conoco believes the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of Conoco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Conoco's annual meeting of stockholders was held on May 16, 2000 for the purpose of (1) electing three directors and (2) ratifying the appointment of PricewaterhouseCoopers LLP as Conoco's independent public accountants for 2000.

1.   Election of Directors

     Stockholders elected Archie W. Dunham, William K. Reilly and Franklin A. Thomas, each for a three-year term expiring at the 2003 Annual Meeting. The vote tabulation for each individual director was as follows:


DIRECTOR                                             FOR                  WITHHELD
--------                                             ---                  --------
Archie W. Dunham...........................     2,110,666,431            22,851,516
William K. Reilly..........................     1,897,044,544           236,473,403
Franklin A. Thomas.........................     2,110,307,496            23,210,451

     Directors continuing in office were Kenneth M. Duberstein, Ruth R. Harkin, Charles C. Krulak, Frank A. McPherson, William R. Rhodes and A. R. "Tony" Sanchez, Jr.

2. Proposal ratifying the appointment of PricewaterhouseCoopers LLP as Conoco's independent public accountants for 2000.


             For.........................................    2,123,500,335
             Against.....................................        1,898,410
             Abstain.....................................        8,119,202

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibit index filed with this Form 10-Q is on page 25.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CONOCO INC.
                                             (Registrant)






                                             By:      /s/ W. DAVID WELCH
                                                --------------------------------
                                                (As Duly Authorized Officer and
                                                  Principal Accounting Officer)

     Date:      August 10, 2000

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

10.1    Conoco Inc. Key Employee Severance Plan, as amended*

10.2    Conoco Inc. Key Employee Temporary Severance Plan, as amended*

12      Computation of Ratio of Earnings to Fixed Charges*

27      Financial Data Schedule*


     *  Filed herein.