Form 10-Q
period 2000-09-30
CONOCO INC /DE
filed 2000-11-13
CIK 1066806

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         186,403,741 shares of Class A common stock, $0.01 par value, and 436,786,482 shares of Class B common stock, $0.01 par value, were outstanding as of November 6, 2000.

================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------
Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    11
      (b)  Results of Operations..........................................................................    14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    21

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    23

   Item 5. Other Information
      (a)  Disclosure Regarding Forward-Looking Information...............................................    23
      (b)  Other Events...................................................................................    24

   Item 6. Exhibits and Reports on Form 8-K...............................................................    25

Signature  ...............................................................................................    26

Exhibit Index   ..........................................................................................    27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONOCO INC.

                CONSOLIDATED STATEMENT OF INCOME (NOTES 1 AND 3)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                        -----------------------   -----------------------
                                                           2000         1999         2000         1999
                                                        ----------   ----------   ----------   ----------
                                                                (IN MILLIONS, EXCEPT PER SHARE)
Revenues
    Sales and Other Operating Revenues* ..............  $   10,587   $    7,409   $   28,468   $   18,972
    Equity in Earnings of Affiliates .................          87           51          244           84
    Other Income .....................................          23           25          182           93
                                                        ----------   ----------   ----------   ----------
            Total Revenues ...........................      10,697        7,485       28,894       19,149
                                                        ----------   ----------   ----------   ----------

Cost and Expenses
    Cost of Goods Sold ...............................       6,767        4,212       17,649       10,135
    Operating Expenses ...............................         520          545        1,573        1,509
    Selling, General and Administrative Expenses .....         199          205          580          588
    Exploration Expenses .............................          81           65          176          185
    Depreciation, Depletion and Amortization .........         305          296          953          880
    Taxes Other Than on Income* ......................       1,782        1,697        5,262        4,943
    Interest and Debt Expense ........................          78           80          250          230
                                                        ----------   ----------   ----------   ----------
            Total Costs and Expenses .................       9,732        7,100       26,443       18,470
                                                        ----------   ----------   ----------   ----------
Income Before Income Taxes ...........................         965          385        2,451          679
Provision for Income Taxes ...........................         468          162        1,099          259
                                                        ----------   ----------   ----------   ----------
Net Income (Note 10) .................................  $      497   $      223   $    1,352   $      420
                                                        ==========   ==========   ==========   ==========

Earnings Per Share (Note 4)
    Basic ............................................  $      .80   $      .36   $     2.16   $      .67
    Diluted ..........................................  $      .79   $      .35   $     2.14   $      .66

Weighted-average Shares Outstanding (Note 4)
    Basic ............................................         623          627          625          627
    Diluted ..........................................         632          637          633          637

Dividends Per Share of Common Stock (Note 5) .........  $      .19   $      .19   $      .57   $      .52

----------

*Includes petroleum excise taxes .....................  $    1,729   $    1,654   $    5,113   $    4,810



                 See notes to consolidated financial statements

                                   CONOCO INC.

                   CONSOLIDATED BALANCE SHEET (NOTES 1 AND 3)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2000             1999
                                                                                        -------------    ------------
                                                 ASSETS                                       (IN MILLIONS)
Current Assets
   Cash and Cash Equivalents ........................................................   $         217    $        317
   Accounts and Notes Receivable ....................................................           2,073           1,735
   Inventories (Note 6) .............................................................             885             703
   Other Current Assets .............................................................             419             313
                                                                                        -------------    ------------
         Total Current Assets .......................................................           3,594           3,068
Property, Plant and Equipment .......................................................          23,429          22,476
Less: Accumulated Depreciation, Depletion and Amortization ..........................         (11,403)        (11,241)
                                                                                        -------------    ------------
Net Property, Plant and Equipment ...................................................          12,026          11,235
Investment in Affiliates ............................................................           1,788           1,604
Other Assets ........................................................................             635             468
                                                                                        -------------    ------------
         Total ......................................................................   $      18,043    $     16,375
                                                                                        =============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable .................................................................   $       1,811    $      1,489
   Short-term Borrowings and Capital Lease Obligations ..............................             572             663
   Income Taxes .....................................................................             556             303
   Other Accrued Liabilities (Note 7) ...............................................           1,551           1,303
                                                                                        -------------    ------------
         Total Current Liabilities ..................................................           4,490           3,758
Long-term Borrowings and Capital Lease Obligations ..................................           4,266           4,080
Deferred Income Taxes ...............................................................           1,888           1,689
Other Liabilities and Deferred Credits ..............................................           1,943           1,958
                                                                                        -------------    ------------
         Total Liabilities ..........................................................          12,587          11,485
                                                                                        -------------    ------------
Commitments and Contingent Liabilities (Note 8)
Minority Interests ..................................................................             338             335
Stockholders' Equity
   Preferred Stock, $.01 par value
     250,000,000 shares authorized; none issued .....................................              --              --
   Class A Common Stock, $.01 par value
     3,000,000,000 shares authorized; 191,497,821 shares issued .....................               2               2
   Class B Common Stock, $.01 par value
     1,599,776,271 shares authorized; 436,786,482 shares issued and outstanding at September 30, 2000 and 1,600,000,000 shares authorized;
     436,543,573 shares issued and outstanding at December 31, 1999 .................               4               4
   Additional Paid-in Capital .......................................................           4,933           4,941
   Retained Earnings ................................................................           1,033              44
   Accumulated Other Comprehensive Loss (Note 9) ....................................            (727)           (372)
   Treasury Stock, at cost (5,240,020 and 2,457,960 Class A shares at
     September 30, 2000 and December 31, 1999, respectively) ........................            (127)            (64)
                                                                                        -------------    ------------
         Total Stockholders' Equity .................................................           5,118           4,555
                                                                                        -------------    ------------
         Total ......................................................................   $      18,043    $     16,375
                                                                                        =============    ============


                 See notes to consolidated financial statements

                                   CONOCO INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS (NOTES 1 AND 3)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       2000             1999
                                                                                   -------------    ------------
                                                                                           (IN MILLIONS)
Cash Provided by Operations
    Net Income .................................................................   $       1,352    $        420
    Adjustments to Reconcile Net Income to Cash Provided by Operations
       Depreciation, Depletion and Amortization ................................             953             880
       Dry Hole Costs and Impairment of Unproved Properties ....................              57              83
       Deferred Income Taxes ...................................................             189             (73)
       Income Applicable to Minority Interests .................................              17              18
       Gain on Asset Dispositions ..............................................             (48)            (18)
       Undistributed Equity Earnings ...........................................            (153)            (30)
       Other Noncash Charges and Credits -- Net ................................             (58)              4
       Decrease (Increase) in Operating Assets
         Accounts and Notes Receivable .........................................            (407)           (281)
         Inventories ...........................................................            (221)            (32)
         Other Operating Assets ................................................            (249)             71
       Increase (Decrease) in Operating Liabilities
         Accounts and Other Operating Payables .................................             667             487
         Income and Other Taxes Payable ........................................             190             (12)
                                                                                   -------------    ------------
             Cash Provided by Operations .......................................           2,289           1,517
                                                                                   -------------    ------------

Investing Activities
    Purchases of Property, Plant and Equipment .................................          (1,456)         (1,104)
    Purchase of Saga U.K. Ltd. -- Net of Cash Acquired .........................            (494)             --
    Purchase of Other Businesses -- Net of Cash Acquired .......................             (31)             --
    Investments in Affiliates -- Net ...........................................            (129)           (192)
    Proceeds from Sales of Assets and Subsidiaries .............................             126              52
    Net Decrease (Increase) in Short-term Financial Instruments ................              (2)             35
                                                                                   -------------    ------------
             Cash Used in Investing Activities .................................          (1,986)         (1,209)
                                                                                   -------------    ------------

Financing Activities
    Short-term Borrowings -- Net ...............................................             (90)            666
    Long-term Borrowings -- Net ................................................             194           3,950
    Related Party Borrowings -- Receipts .......................................              --             865
                             -- Payments .......................................              --          (5,461)
    Treasury Stock Purchases -- Net ............................................             (82)            (42)
    Cash Dividends (Note 5) ....................................................            (356)           (326)
    Net Cash Contribution to Owner .............................................              --             (10)
    Decrease in Minority Interests .............................................             (18)            (16)
                                                                                   -------------    ------------
             Cash Used in Financing Activities .................................            (352)           (374)
                                                                                   -------------    ------------

Effect of Exchange Rate Changes on Cash ........................................             (51)            (10)
                                                                                   -------------    ------------
Decrease in Cash and Cash Equivalents ..........................................            (100)            (76)
Cash and Cash Equivalents at Beginning of Year .................................             317             394
                                                                                   -------------    ------------
Cash and Cash Equivalents at September 30 ......................................   $         217    $        318
                                                                                   =============    ============


                      See notes to consolidated statements

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

2.   RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, which made certain amendments to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The principal changes made by SFAS No. 138 are as follows:

o the exception from the requirements of SFAS No. 133 for "normal purchases and normal sales" was expanded;

o the specific risks that can be identified as hedged interest rate risks were redefined;

o allowance for hedge accounting was granted for foreign currency denominated assets and liabilities for which a foreign currency transaction gain or loss is recognized in earnings; and

o allowance was granted for certain intercompany derivatives to be designated as hedging instruments.

     Pursuant to the requirements of SFAS No. 133 and SFAS No. 138, we have substantially completed a review of our underlying business activities in order to identify contractual arrangements that qualify as derivative financial instruments. To further prepare for implementing SFAS Nos. 133 and 138, we have also substantially completed an evaluation of our Risk Management Policy. Consistent with this policy, we have used, and intend to use stand-alone derivative financial instruments to manage our commodity price, foreign currency rate and interest rate risks. We do not believe that reporting such contracts on the balance sheet at fair value will result in a material impact on our consolidated financial position or our results of operations upon adoption. Additionally, we intend to continue trading in limited amounts for profit, unrelated to our underlying physical business, using stand-alone commodity derivative financial instruments. Pursuant to the standard, we will continue to report such contracts on the balance sheet at fair value, consistent with the current treatment afforded such contracts under existing generally accepted accounting principles.

     In addition to an evaluation of our stand-alone derivative financial instruments, we have performed an extensive review of our underlying business activities to identify derivatives that may be embedded within existing contracts. This review encompassed our physical commodity purchase, sale and exchange contracts, materials and supplies procurement contracts, vendor maintenance and construction contracts, as well as certain contracts existing within our joint venture and partnership arrangements. Contracts related to foreign exchange exposures, debt agreements, lease arrangements and insurance policies were also reviewed for embedded derivatives. Based on our review, we have determined that these contracts either:

o    do not contain a derivative pursuant to the standard;

o    will qualify for a scope exclusion as permitted by the standard; or

o contain an embedded derivative but, due to the short term nature of the contract terms, will not result in a material impact on our financial position or results of operations.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Our assessment was based on an evaluation of contractual arrangements existing as of September 30, 2000 and the Risk Management Policy we employ. However, there can be no assurance that:

o Conoco will not modify certain aspects of the Risk Management Policy currently employed;

o Conoco will not enter into contracts subsequent to September 30, 2000 that are within the scope of the standard; or

o    the economic environment in which Conoco operates will not change.

     Any such changes could result in a material impact on Conoco's consolidated financial statements in future reporting periods.

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

     Amounts charged to Conoco for these services were $6 for the third quarter of 1999 and $21 for the first nine months of 1999 and were principally included in selling, general and administrative expenses. Conoco provided DuPont services such as computer, legal and purchasing, as well as certain technical and plant operating services, which amounted to $2 for the third quarter of 1999 and $15 for the first nine months of 1999. These charges to DuPont were treated as reductions, as appropriate, of cost of goods sold, operating expenses or selling, general and administrative expenses.

     There was no interest expense charged by DuPont in the third quarter of 1999. Interest expense charged by DuPont was $91 for the first nine months of 1999. Interest expense reflected market-based interest rates. A portion of this was capitalized as costs associated with major construction projects.

     Sales and other operating revenues included sales of products from Conoco to DuPont, principally natural gas and gas liquids supplied to several DuPont plant sites. These sales totaled $32 for the third quarter of 1999 and $211 for the first nine months of 1999. Purchases of products from DuPont during these periods were not material. These intercompany arrangements between DuPont and Conoco were provided for under transition service agreements or other long-term agreements.

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

     For the three months and nine months ended September 30, 2000 and September 30, 1999, basic EPS reflected the weighted-average number of shares of Class A and Class B common stock and deferred award units outstanding. Corresponding diluted EPS for the third quarter of 2000 and the first nine months of 2000 included an additional 8,572,004 and 8,157,638 shares, respectively, while the third quarter of 1999 and first nine months of 1999 included an additional 10,085,208 and 9,227,600 shares, respectively.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     The denominator is based on the following weighted-average number of common shares outstanding:

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                                 ------------------------   -------------------------
                                      2000        1999          2000         1999
                                -----------   -----------   -----------   -----------
     Basic....................  623,482,177   627,355,441   624,559,543   627,486,516
     Diluted..................  632,054,181   637,440,649   632,717,181   636,714,116

     For the three months and nine months ended September 30, 2000, variable stock options for 3,124,146 shares of Class A and Class B common stock were not included in the computation of diluted EPS since the threshold price required for these options to be vested had not been reached. For the three months and nine months ended September 30, 2000, fixed stock options for 107,340 shares of Class A and Class B common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     For the three months and nine months ended September 30, 1999, variable stock options for 3,124,146 shares of Class A and Class B common stock were not included in the computation of diluted EPS since the threshold price required for these options to be vested had not been reached. For the three months and nine months ended September 30, 1999, fixed stock options for 29,316 and 34,335 shares, respectively, of Class A common stock were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

5.   DIVIDENDS

     Dividends per share paid through September 30 are as follows:

                                                                               2000    1999
                                                                              ------  ------
     First quarter..........................................................  $  .19  $  .14
     Second quarter.........................................................     .19     .19
     Third quarter..........................................................     .19     .19
                                                                              ------  ------
        Dividends per share paid through September 30 ......................  $  .57  $  .52
                                                                              ======  ======

     On October 23, 2000, Conoco declared a fourth quarter cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on December 10, 2000, to shareholders of record on November 10, 2000.

6.   INVENTORIES

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2000              1999
                                                                     -------------     ------------
     Crude oil and petroleum products..............................  $         740     $        554
     Other merchandise.............................................             27               33
     Materials and supplies........................................            118              116
                                                                     -------------     ------------
        Inventories...............................................   $         885     $        703
                                                                     =============     ============

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


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

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. In addition, at September 30, 2000, Conoco had obligations under international contracts to purchase, over periods up to 18 years, natural gas at prices that were in excess of market prices at that date. No material annual loss is expected from these long-term commitments.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments, actions related to gas measurement and valuation methods, actions related to joint interest billings to operating agreement partners, and claims for damages resulting from leaking underground storage tanks. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. Conoco believes the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of Conoco.

     On May 2, 2000, a jury in federal court in Virginia found that Conoco infringed patents of General Technology Applications (GTA) involving part of a process for manufacturing a flow improver product and awarded $55 in damages to GTA. In ruling on the post-trial motions, the judge declined to treble the damages. Conoco remains convinced that the evidence clearly demonstrates that Conoco's process does not infringe the GTA patents, and that the trial court decision will be reversed on appeal.

     Conoco is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Conoco's Form 10-K. Conoco assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. At September 30, 2000, the environmental accrual amounted to $111 and, in management's opinion, was appropriate based on existing facts and circumstances. Although future remediation expenditures in excess of current reserves are possible, the effect of any such excess on future financial results is not subject to reasonable estimation because of the considerable uncertainty regarding the cost and timing of expenditures. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     At September 30, 2000, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,145 of the obligations of certain affiliated companies and others. No material loss is anticipated by reason of such agreements and guarantees. Conoco had no indirect guarantees as of September 30, 2000.

9.   COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000        1999
                                                        --------   --------   --------   --------
     Net income.......................................  $    497   $    223   $  1,352   $    420
     Other comprehensive income (loss)
      Foreign currency translation adjustment.........      (135)         2       (355)      (103)
                                                        --------   --------   --------   --------
          Comprehensive income........................  $    362   $    225   $    997   $    317
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

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                   UPSTREAM               DOWNSTREAM
                                             --------------------    --------------------    CORPORATE
                                              UNITED                  UNITED                    AND        CONSOL-
SEGMENT INFORMATION                           STATES      INT'L.      STATES      INT'L.       OTHER       IDATED
-------------------                          --------    --------    --------    --------    ---------    --------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales and other operating revenues .......   $  1,613    $    935    $  4,809    $  3,229    $       1    $ 10,587
Transfers between segments ...............        175         156          56         194           --          --
                                             --------    --------    --------    --------    ---------    --------
     Total operating revenues ............   $  1,788    $  1,091    $  4,865    $  3,423    $       1    $ 10,587
                                             ========    ========    ========    ========    =========    ========

Operating profit .........................   $    302    $    517    $     90    $    121    $     (67)   $    963
Equity in earnings of affiliates .........          6          58          18           5           --          87
Non-operating items
    Interest and debt expense ............         --          --          --          --          (78)        (78)
    Interest income (net of misc.
      interest expense) ..................         --          --          --          --            8           8
    Other ................................         --          --          --          --          (15)        (15)
                                             --------    --------    --------    --------    ---------    --------
  Income before income taxes .............        308         575         108         126         (152)        965
  Provision for income taxes .............       (103)       (323)        (39)        (39)          36        (468)
                                             --------    --------    --------    --------    ---------    --------
      Net income (loss) (1) ..............   $    205    $    252    $     69    $     87    $    (116)   $    497
                                             ========    ========    ========    ========    =========    ========

THREE MONTHS ENDED SEPTEMBER 30, 1999
Sales and other operating revenues .......   $    865    $    564    $  3,270    $  2,709    $       1    $  7,409
Transfers between segments ...............        115         140          33         100           --          --
                                             --------    --------    --------    --------    ---------    --------
     Total operating revenues ............   $    980    $    704    $  3,303    $  2,809    $       1    $  7,409
                                             ========    ========    ========    ========    =========    ========

Operating profit .........................   $     96    $    275    $     51    $     56    $     (66)   $    412
Equity in earnings of affiliates .........          3          34          19          (4)          (1)         51
Non-operating items
    Interest and debt expense ............         --          --          --          --          (80)        (80)
    Interest income (net of misc.
      interest expense) ..................         --          --          --          --            7           7
    Other ................................         --          --          --          --           (5)         (5)
                                             --------    --------    --------    --------    ---------    --------
Income before income taxes ...............         99         309          70          52         (145)        385
Provision for income taxes ...............        (15)       (141)        (26)        (18)          38        (162)
                                             --------    --------    --------    --------    ---------    --------
      Net income (loss) (1) ..............   $     84    $    168    $     44    $     34    $    (107)   $    223
                                             ========    ========    ========    ========    =========    ========

NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales and other operating revenues .......   $  3,749    $  2,633    $ 13,033    $  9,051    $       2    $ 28,468
Transfers between segments ...............        521         487         144         479           --          --
                                             --------    --------    --------    --------    ---------    --------
     Total operating revenues ............   $  4,270    $  3,120    $ 13,177    $  9,530    $       2    $ 28,468
                                             ========    ========    ========    ========    =========    ========

Operating profit .........................   $    706    $  1,454    $    182    $    236    $    (155)   $  2,423
Equity in earnings of affiliates .........         13         182          45           4           --         244
Non-operating items
    Interest and debt expense ............         --          --          --          --         (250)       (250)
    Interest income (net of misc.
      interest expense) ..................         --          --          --          --           31          31
    Other ................................         --          --          --          --            3           3
                                             --------    --------    --------    --------    ---------    --------
Income before income taxes ...............        719       1,636         227         240         (371)      2,451
Provision for income taxes ...............       (239)       (824)        (74)        (65)         103      (1,099)
                                             --------    --------    --------    --------    ---------    --------
      Net income (loss) (1) ..............   $    480    $    812    $    153    $    175    $    (268)   $  1,352
                                             ========    ========    ========    ========    =========    ========

                                  (UNAUDITED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)



                                                   UPSTREAM               DOWNSTREAM
                                             --------------------    --------------------    CORPORATE
                                              UNITED                  UNITED                    AND        CONSOL-
SEGMENT INFORMATION (CONTINUED)               STATES      INT'L.      STATES      INT'L.       OTHER       IDATED
-------------------                          --------    --------    --------    --------    ---------    --------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Sales and other operating revenues .......   $  2,272    $  1,486    $  7,935    $  7,254    $      25    $ 18,972
Transfers between segments ...............        277         324          78         205           --          --
                                             --------    --------    --------    --------    ---------    --------
      Total operating revenues ...........   $  2,549    $  1,810    $  8,013    $  7,459    $      25    $ 18,972
                                             ========    ========    ========    ========    =========    ========
Operating profit .........................   $    180    $    531    $     78    $    145    $    (119)   $    815
Equity in earnings of affiliates .........          7          54          42         (18)          (1)         84
Non-operating Items
  Interest and debt expense ..............         --          --          --          --         (230)       (230)
  Interest income (net of misc.
    interest expense) ....................         --          --          --          --           16          16
  Other ..................................         --          --          --          --           (6)         (6)
                                             --------    --------    --------    --------    ---------    --------
Income before income taxes ...............        187         585         120         127         (340)        679
Provision for income taxes ...............        (11)       (263)        (31)        (51)          97        (259)
                                             --------    --------    --------    --------    ---------    --------
    Net income (loss) (1) ................   $    176    $    322    $     89    $     76    $    (243)   $    420
                                             ========    ========    ========    ========    =========    ========

     International upstream capital employed increased $698 versus $3,460 reported at year-end 1999, primarily due to the Saga U.K. Ltd. acquisition. Also, comparing capital employed versus year-end 1999 as reported for downstream, United States downstream has increased $220 versus $1,571 and international downstream has decreased $193 versus $1,416, both primarily due to working capital changes.

(1)  Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED SEPTEMBER 30, 2000
Property impairments .....................   $      --   $      --   $      --    $      --   $     (26)   $     (26)
                                             ---------   ---------   ---------    ---------   ---------    ---------
     Total ...............................   $      --   $      --   $      --    $      --   $     (26)   $     (26)
                                             =========   =========   =========    =========   =========    =========
THREE MONTHS ENDED SEPTEMBER 30, 1999
Litigation ...............................   $      --   $      --   $     (18)   $      --   $      --    $     (18)
Discontinued businesses ..................          --          --          --           --         (20)         (20)
                                             ---------   ---------   ---------    ---------   ---------    ---------
     Total ...............................   $      --   $      --   $     (18)   $      --   $     (20)   $     (38)
                                             =========   =========   =========    =========   =========    =========
NINE MONTHS ENDED SEPTEMBER 30, 2000
Asset sales ..............................   $      27   $      --   $      --    $      --   $      --    $      27
Litigation ...............................          --          --         (16)          --          --          (16)
Discontinued businesses ..................          --          --          --           --          (4)          (4)
Property impairments .....................          --          --          (3)          --         (26)         (29)
                                             ---------   ---------   ---------    ---------   ---------    ---------
     Total ...............................   $      27   $      --   $     (19)   $      --   $     (30)   $     (22)
                                             =========   =========   =========    =========   =========    =========
NINE MONTHS ENDED SEPTEMBER 30, 1999
Litigation ...............................   $      --   $      --   $     (18)   $      --   $      --    $     (18)
Discontinued businesses ..................          --          --          --           --         (20)         (20)
                                             ---------   ---------   ---------    ---------   ---------    ---------
     Total ...............................   $      --   $      --   $     (18)   $      --   $     (20)   $     (38)
                                             =========   =========   =========    =========   =========    =========

     Special items for the third quarter of 2000 included a loss of $26 for the write-off of Conoco's 37.5 percent interest in a Colombian power venture due to a combination of continuing weak demand and unsatisfactory rate regulations.

     In addition to the special item set forth in the previous paragraph, special items for the first nine months of 2000 included a $27 gain from the sale of natural gas processing assets in the U.S., a $19 loss for litigation provisions and a write-off of related refinery assets, and a loss of $4 for settlement costs associated with the separation agreement from DuPont related to a discontinued business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first nine months of 2000 increased $772 million to $2,289 million versus $1,517 million in the first nine months of 1999. Cash provided by operations before changes in operating assets and liabilities increased $1,025 million compared to the first nine months of 1999, primarily due to higher crude oil, natural gas and natural gas liquids prices, along with stronger refining margins and higher dividends from equity affiliates. Negative changes to net operating assets and liabilities of $253 million were due to increased inventories, a decrease in trust fund balances in 1999 related to the sale and purchase of certain assets, and funds required for the recent commencement of a service contract in Syria, partially offset by higher taxes payable.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -----------------
                                                                 2000     1999
                                                               -------   -------
                                                                 (IN MILLIONS)
      Upstream
          United States .....................................  $   390   $   302
          International .....................................    1,289       546
                                                               -------   -------
              Total upstream ................................    1,679       848
      Downstream
          United States .....................................      230       131
          International .....................................      162       167
                                                               -------   -------
              Total downstream ..............................      392       298
      Corporate and other ...................................      139        37
                                                               -------   -------
              Total capital expenditures and investments ....  $ 2,210   $ 1,183
                                                               =======   =======

          United States .....................................  $   759   $   470
          International .....................................    1,451       713
                                                               -------   -------
              Total .........................................  $ 2,210   $ 1,183
                                                               =======   =======

     Total capital expenditures and investments were $2,210 million, an increase of $1,027 million, or 87 percent, versus capital expenditures and investments of $1,183 million for the first nine months of 1999. The increase was primarily due to higher spending on international upstream acquisitions and the construction of a power generation facility. A more detailed description and analysis of capital expenditures and investments by operating segment within the United States and international follows below. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

     Upstream

     Upstream capital expenditures and investments totaled $1,679 million in the first nine months of 2000 compared to $848 million for the first nine months of 1999. The increase of $831 million, or approximately 98 percent, was primarily the result of the acquisition of both Saga U.K. Ltd., an oil and gas group, from Norske Hydro ASA of Norway and Canadian natural gas processing and gathering assets.

     United States

     During the first nine months of 2000, Conoco spent $390 million on U.S. capital projects, an increase of $88 million, or 29 percent, from $302 million in the first nine months of 1999. Expenditures in the first nine months of 2000 were focused on development drilling in various locations.

     International

     International upstream capital expenditures and investments totaled $1,289 million in the first nine months of 2000, an increase of $743 million, or 136 percent, from $546 million in the first nine months of 1999. The increase in 2000 expenditures was primarily the result of the acquisition of Saga U.K. Ltd. and the acquisition of Canadian natural gas processing and gathering assets. This increase was partly offset by lower cash requirements for Petrozuata, our joint venture in Venezuela, due to Petrozuata generating more cash from higher crude oil volumes and prices.

     In October 2000, Conoco agreed to acquire an equity interest in the Grane oil field located in the Norwegian North Sea. We will purchase a 6.4 percent interest from Statoil for $60 million and expect to invest an additional $120 million in development costs over the next two to three years. The field, which is expected to produce for 30 years, is planned to begin production in 2003, and at plateau, is expected to add more than 13,000 barrels of oil per day to Conoco's Norwegian production. The acquisition is expected to close in the first quarter 2001, subject to Norwegian government approval.

     Downstream

     Downstream capital expenditures and investments totaled $392 million in the first nine months of 2000, an increase of $94 million, or 32 percent, versus $298 million in the first nine months of 1999, primarily reflecting increased expenditures in the United States.

     United States

     During the first nine months of 2000, Conoco spent $230 million on downstream U.S. capital projects, up $99 million, or 76 percent, from $131 million in the first nine months of 1999. Expenditures in the first nine months of 2000 were focused on the new units being installed at our Lake Charles, Louisiana refinery to process synthetic crude from Petrozuata, as well as our ongoing refining and marketing operations.

     International

     During the first nine months of 2000, Conoco spent $162 million on downstream international capital projects, down $5 million, or 3 percent, from $167 million in the first nine months of 1999. The majority of the funds spent in 2000 were used to support refining operations including upgrades to meet future clean fuels specifications in Europe.

     Corporate and Other

     Corporate and other capital expenditures totaled $139 million in the first nine months of 2000, an increase of $102 million, compared to $37 million in the first nine months of 1999. The increased expenditures during the first nine months of 2000 were primarily related to the construction of a domestic power generation facility.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $126 million for the first nine months of 2000, an increase of $74 million, from $52 million in the first nine months of 1999. Proceeds in 2000 were primarily the result of the sale of non-strategic natural gas processing assets in the U.S.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At September 30, 2000, Conoco had an unsecured $2,000 million revolving credit facility with a syndicate of U.S. and international banks. The terms consist of a 364-day committed facility in the amount of $1,350 million and a five-year committed facility, with four years remaining, in the amount of $650 million. At September 30, 2000, Conoco had no outstanding borrowings under the credit facility. Conoco maintains a $2,000 million U.S. commercial paper program and a Euro 500 million European commercial paper program that are fully supported by the credit facility.

     Conoco has the ability to issue commercial paper at any time with maturities not to exceed 270 days. Conoco had $539 million of commercial paper outstanding at September 30, 2000 of which $37 million was denominated in foreign currencies. The weighted-average interest rate was 6.75 percent.

     Total Conoco debt was $4,838 million at September 30, 2000, up $95 million versus $4,743 million at December 31, 1999. The total debt-to-capitalization ratio was 48.6 percent at September 30, 2000 and 51.0 percent at December 31, 1999.

(b)  RESULTS OF OPERATIONS

       CONSOLIDATED RESULTS


                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ------------------------    ------------------------
                                                                      2000          1999          2000          1999
                                                                   ----------    ----------    ----------    ----------
                                                                                      (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
  Upstream
   United States ...............................................   $    1,613    $      865    $    3,749    $    2,272
   International ...............................................          935           564         2,633         1,486
                                                                   ----------    ----------    ----------    ----------
     Total upstream ............................................        2,548         1,429         6,382         3,758
  Downstream
   United States ...............................................        4,809         3,270        13,033         7,935
   International ...............................................        3,229         2,709         9,051         7,254
                                                                   ----------    ----------    ----------    ----------
     Total downstream ..........................................        8,038         5,979        22,084        15,189
  Corporate and other operating ................................            1             1             2            25
                                                                   ----------    ----------    ----------    ----------
     Total sales and other operating revenues ..................   $   10,587    $    7,409    $   28,468    $   18,972
                                                                   ==========    ==========    ==========    ==========

AFTER-TAX OPERATING INCOME
  Upstream
   United States ...............................................   $      205    $       84    $      480    $      176
   International ...............................................          252           168           812           322
                                                                   ----------    ----------    ----------    ----------
     Total upstream ............................................          457           252         1,292           498
  Downstream
   United States ...............................................           69            44           153            89
   International ...............................................           87            34           175            76
                                                                   ----------    ----------    ----------    ----------
     Total downstream ..........................................          156            78           328           165
  Corporate and other operating ................................          (55)          (42)         (113)          (76)
                                                                   ----------    ----------    ----------    ----------
     Total after-tax operating income ..........................          558           288         1,507           587
INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET
   OF TAX ......................................................          (61)          (65)         (155)         (167)
                                                                   ----------    ----------    ----------    ----------
     NET INCOME ................................................   $      497    $      223    $    1,352    $      420
                                                                   ==========    ==========    ==========    ==========

     SPECIAL ITEMS

         Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                            ------------------------    ------------------------
                                                               2000          1999          2000          1999
                                                            ----------    ----------    ----------    ----------
                                                                               (IN MILLIONS)
UPSTREAM
  Asset sales ...........................................   $       --    $       --    $       27    $       --
                                                            ----------    ----------    ----------    ----------
   Total upstream special items .........................   $       --    $       --    $       27    $       --
                                                            ==========    ==========    ==========    ==========
DOWNSTREAM
  Property impairments ..................................   $       --    $       --    $       (3)   $       --
  Litigation ............................................           --           (18)          (16)          (18)
                                                            ----------    ----------    ----------    ----------
   Total downstream special items .......................   $       --    $      (18)   $      (19)   $      (18)
                                                            ==========    ==========    ==========    ==========
CORPORATE AND OTHER OPERATING
  Property impairments ..................................   $      (26)   $       --    $      (26)   $       --
  Discontinued businesses ...............................           --           (20)           (4)          (20)
                                                            ----------    ----------    ----------    ----------
   Total corporate and other operating special items ....   $      (26)   $      (20)   $      (30)   $      (20)
                                                            ==========    ==========    ==========    ==========
   TOTAL SPECIAL ITEMS ..................................   $      (26)   $      (38)   $      (22)   $      (38)
                                                            ==========    ==========    ==========    ==========

     Special items for the third quarter of 2000 included a loss of $26 million for the write-off of Conoco's 37.5 percent interest in a Colombian power venture, due to a combination of continuing weak demand and unsatisfactory rate regulations.

     In addition to the special item set forth in the previous paragraph, special items for the first nine months of 2000 included a $27 million gain from the sale of U.S. natural gas processing assets, a $19 million loss for litigation provisions and a write-off of related refinery assets, and a loss of $4 million for settlement costs associated with the separation agreement from DuPont related to a discontinued business.

     Special items for the third quarter and first nine months of 1999 totaled $38 million related to the settlement of certain posted price litigation and the resolution of certain liabilities associated with the separation agreement with DuPont related to discontinued businesses operated by Conoco in the past.

     Third Quarter 2000 versus Third Quarter 1999

     Net income was $497 million in the third quarter of 2000, up 123 percent from $223 million in the third quarter of 1999. Conoco had net income before special items of $523 million in the third quarter of 2000, up 100 percent from $261 million in the third quarter of 1999. These increases primarily reflected higher natural gas, crude oil and natural gas liquids prices, stronger refining margins and record worldwide refinery throughputs. Partly offsetting these increases were lower marketing margins in Europe.

     Sales and other operating revenues for the third quarter of 2000 were $10,587 million, up 43 percent from $7,409 million in the third quarter of 1999, primarily due to higher crude oil and natural gas prices and improved refined product prices and volumes. Conoco's worldwide net realized crude oil price was $28.96 per barrel for the quarter, up $8.94 per barrel, or 45 percent, from $20.02 per barrel in the third quarter of 1999. Worldwide net realized natural gas prices averaged $3.30 per thousand cubic feet (mcf) for the quarter, compared with $2.05 per mcf in the same period in 1999, an improvement of 61 percent.

     Income from equity affiliates for the third quarter of 2000 was $87 million, up $36 million compared to $51 million in the third quarter of 1999. Additional crude oil volumes from Petrozuata, our Venezuelan joint venture, higher crude oil prices and the impact of the improved refining environment on our Excel Paralubes and Melaka refinery downstream joint ventures primarily drove this increase.

     Other income for the third quarter of 2000 was $23 million, down 8 percent from $25 million in the third quarter of 1999. Other income included losses from the write-off of our 37.5 percent interest in a Colombian power venture and exchange losses largely offset by income from our recently commenced service contract in Syria.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the third quarter of 2000 was 365,000 barrels per day versus 382,000 barrels per day in the third quarter of 1999, a 4 percent decrease. U.S. petroleum liquids production was up 4 percent as a result of additional volumes from the Ursa field in the Gulf of Mexico. International petroleum liquids production slipped 7 percent to 284,000 barrels per day due to downtime at the Britannia, Miller and Banff fields in the North Sea. The increased production from our Petrozuata joint venture, as well as production from properties in Vietnam that were acquired in early 2000, helped mitigate the reduction.

     Worldwide natural gas production, including our share of equity affiliates, in the third quarter of 2000 was down 2 percent to 1,522 million cubic feet
(mmcf) per day from 1,560 mmcf per day in the third quarter of 1999. U.S. natural gas production was down 2 percent, primarily as a result of the disposition of the Grand Isle assets in the Gulf of Mexico in late 1999. International natural gas production was 3 percent lower mainly due to downtime at the Britannia and Miller fields in the U.K. These production declines were offset by additional volumes from the North Sea "V" fields and new volumes from the Canadian producing properties acquired in late 1999.

     Worldwide refined product sales in the third quarter of 2000 were 1,554,000 barrels per day, up 31 percent from the third quarter of 1999, primarily due to increased sales volumes throughout all regions. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the third quarter of 2000 totaled $2,554 million, up 70 percent compared to $1,503 million in the third quarter of 1999, primarily due to higher crude oil, refined product and natural gas prices.

     Cost of goods sold for the third quarter of 2000 totaled $6,767 million, an increase of $2,555 million, or 61 percent, compared to $4,212 million in the third quarter of 1999, primarily due to higher refinery feedstock costs that reflected the significant rise in crude oil prices and higher throughputs.

     Operating expenses for the third quarter of 2000 were $520 million, down $25 million, or 5 percent, compared to $545 million for the third quarter of 1999. This decrease was primarily due to lower production.

     Selling, general and administrative expenses for the third quarter of 2000 were $199 million, a decrease of $6 million, or 3 percent, compared to $205 million for the third quarter of 1999.

     Exploration expenses for the third quarter of 2000 totaled $81 million, an increase of 25 percent compared to $65 million in the third quarter of 1999, primarily driven by a more focused and ambitious exploration program in the 2000 period as compared to 1999.

     Depreciation, depletion and amortization (DD&A) for the third quarter of 2000 totaled $305 million, an increase of $9 million, or 3 percent, compared to $296 million in the third quarter of 1999. The increase was primarily due to rate changes.

     Provision for income taxes for the third quarter of 2000 totaled $468 million, up 189 percent compared to $162 million for the third quarter of 1999, and reflected significantly higher pretax income. The effective tax rate, approximately 48 percent in the third quarter of 2000 compared to 42 percent in the third quarter of 1999, was higher due to a greater portion of 2000 earnings being generated by operations in countries with higher tax rates and the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2000.

     First Nine Months 2000 versus First Nine Months 1999

     Conoco had net income of $1,352 million in the first nine months of 2000, up 222 percent from $420 million in the first nine months of 1999. Conoco had net income before special items of $1,374 million in the first nine months of 2000, up 200 percent from $458 million in the first nine months of 1999. These increases primarily reflected higher crude oil, natural gas and natural gas liquids prices and stronger refining margins, combined with increased production, partly offset by higher operating expenses.

     Sales and other operating revenues for the first nine months of 2000 were $28,468 million, up 50 percent from $18,972 million in the first nine months of 1999, primarily due to higher crude oil and natural gas prices and improved refined product prices and volumes. Conoco's worldwide net realized crude oil price was $27.14 per barrel for the first nine months of 2000, up $11.71 per barrel, or 76 percent, from $15.43 per barrel in the first nine months of 1999. Worldwide net realized natural gas prices averaged $2.70 per mcf for the first nine months of 2000, compared with $1.99 per mcf in the same period in 1999, an improvement of 36 percent.

     Income from equity affiliates for the first nine months of 2000 was $244 million, up $160 million compared to $84 million in the first nine months of 1999. Additional crude oil volumes from our Petrozuata joint venture, higher crude oil prices and the impact of the improved refining environment on our Excel Paralubes and Melaka refinery downstream joint ventures primarily drove this increase.

     Other income for the first nine months of 2000 was $182 million, up 96 percent from $93 million in the first nine months of 1999, primarily due to the gain from the sale of natural gas processing assets in the U.S., revenue from our Syrian service contract and additional interest income. These improvements were partly offset by the write-off of our 37.5 percent interest in a Colombian power venture.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the first nine months of 2000 was 367,000 barrels per day versus 359,000 barrels per day in the first nine months of 1999, a 2 percent increase. U.S. petroleum liquids production was up 8 percent as a result of additional volumes from the Ursa field. International petroleum liquids production was up 1 percent to 287,000 barrels per day due to increased production volumes in Venezuela and Norway, and production from properties in Vietnam acquired in early 2000, partly offset by decreases in the U.K. and Indonesia.

     Worldwide natural gas production, including our share of equity affiliates, in the first nine months of 2000 was up 2 percent to 1,688 mmcf per day from 1,651 mmcf per day in the first nine months of 1999. U.S. natural gas production was down 8 percent, primarily as a result of the disposition of the Grand Isle assets and the more focused drilling program in the Lobo field, plus natural declines elsewhere. International natural gas volumes were up 14 percent due to increased production from the Britannia and "V" fields in the U.K., as well as new production from the U.K. Vampire field and properties in Canada acquired in late 1999.

     Worldwide refined product sales in the first nine months of 2000 were 1,509,000 barrels per day, up 31 percent from the first nine months of 1999, primarily due to increased sales in the U.S. and Europe and increased refinery throughputs. Crude oil and refined product buy/sell and natural gas and electric power resale activities in the first nine months of 2000 totaled $6,632 million, up 77 percent compared to $3,748 million in the first nine months of 1999, primarily due to higher crude oil, refined product and natural gas prices.

     Cost of goods sold for the first nine months of 2000 totaled $17,649 million, an increase of $7,514 million, or 74 percent, compared to $10,135 million in the first nine months of 1999, reflecting higher refinery feedstock costs and increased throughputs.

     Operating expenses for the first nine months of 2000 were $1,573 million, up $64 million, or 4 percent, compared to $1,509 million for the first nine months of 1999. This increase was primarily due to litigation provisions recorded in the first quarter, higher energy costs and higher overall compensation charges as a result of record earnings.

     Selling, general and administrative expenses for the first nine months of 2000 were $580 million, a decrease of $8 million, or 1 percent, compared to $588 million for the first nine months of 1999.

     Exploration expenses for the first nine months of 2000 totaled $176 million, a decline of 5 percent, compared to $185 million in the first nine months of 1999, primarily driven by lower dry hole costs.

     DD&A for the first nine months of 2000 totaled $953 million, an increase of $73 million, or 8 percent, compared to $880 million in the first nine months of 1999. This increase was primarily due to higher volumes, rate changes and the write-down of a non-operating natural gas processing plant.

     Provision for income taxes for the first nine months of 2000 totaled $1,099 million, up 324 percent compared to $259 million for the first nine months of 1999, and reflected significantly higher pretax income. The effective tax rate, approximately 45 percent in the first nine months of 2000 compared to 38 percent in the first nine months of 1999, was higher due to a greater portion of 2000 earnings being generated by operations in countries with higher tax rates and the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2000.

UPSTREAM SEGMENT RESULTS

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------------    ------------------------
                                            2000          1999          2000          1999
                                         ----------    ----------    ----------    ----------
                                                            (IN MILLIONS)
After-tax operating income
  United States ......................   $      205    $       84    $      480    $      176
  International ......................          252           168           812           322
                                         ----------    ----------    ----------    ----------
    After-tax operating income .......   $      457    $      252    $    1,292    $      498
Special items
  United States ......................   $       --    $       --    $      (27)   $       --
  International ......................           --            --            --            --
                                         ----------    ----------    ----------    ----------
    Special items ....................   $       --    $       --    $      (27)   $       --
Earnings before special items
   United States .....................   $      205    $       84    $      453    $      176
   International .....................          252           168           812           322
                                         ----------    ----------    ----------    ----------
    Earnings before special items ....   $      457    $      252    $    1,265    $      498
                                         ==========    ==========    ==========    ==========

     Third Quarter 2000 versus Third Quarter 1999

     Upstream earnings before special items were $457 million in the third quarter of 2000, up 81 percent from $252 million in the third quarter of 1999, driven by stronger natural gas, crude oil and natural gas liquids prices. U.S. upstream earnings before special items totaled $205 million in the third quarter of 2000, up 144 percent from $84 million in the comparable period of 1999, reflecting higher crude oil, natural gas and natural gas liquids prices, coupled with higher petroleum liquids production. Partly offsetting this increase was a drop in natural gas volumes due to the disposition of our Grand Isle assets in the Gulf of Mexico. International upstream earnings before special items were $252 million, an increase of 50 percent, from $168 million in the comparable period in 1999. The improvement was primarily attributable to higher prices and only minimally offset by lower production.

     First Nine Months 2000 versus First Nine Months 1999

     Upstream earnings before special items were $1,265 million in the first nine months of 2000, up 154 percent from $498 million in the first nine months of 1999. U.S. upstream earnings before special items totaled $453 million in the first nine months of 2000, up 157 percent from $176 million in the comparable period of 1999, attributable to higher crude oil, natural gas, and natural gas liquids prices and increased petroleum liquids production. Partly offsetting this increase was an anticipated drop in natural gas volumes due to the more focused drilling program in the Lobo field and the disposition of our Grand Isle assets. International upstream earnings before special items were $812 million, an increase of 152 percent, from $322 million in the comparable period in 1999. The improvement was primarily due to higher crude oil and natural gas prices.

DOWNSTREAM SEGMENT RESULTS

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                   ------------------------   -----------------------
                                                      2000          1999         2000         1999
                                                   ----------    ----------   ----------   ----------
                                                                      (IN MILLIONS)
After-tax operating income
  United States ................................   $       69    $       44   $      153   $       89
  International ................................           87            34          175           76
                                                   ----------    ----------   ----------   ----------
    After-tax operating income .................   $      156    $       78   $      328   $      165
Special items
  United States ................................   $       --    $       18   $       19   $       18
  International ................................           --            --           --           --
                                                   ----------    ----------   ----------   ----------
    Special items ..............................   $       --    $       18   $       19   $       18
Earnings before special items
   United States ...............................   $       69    $       62   $      172   $      107
   International ...............................           87            34          175           76
                                                   ----------    ----------   ----------   ----------
    Earnings before special items ..............   $      156    $       96   $      347   $      183
                                                   ==========    ==========   ==========   ==========

     Third Quarter 2000 versus Third Quarter 1999

     Downstream earnings before special items were $156 million for the third quarter of 2000, an increase of 63 percent from $96 million in the comparable period in 1999. U.S. downstream earnings before special items were $69 million for the third quarter of 2000, up 11 percent from $62 million for the third quarter of 1999. The increase was primarily attributable to the impact of stronger refining margins, higher refinery throughputs and improved refinery yields, partly offset by depressed margins for co-products such as premium petroleum coke caused by higher crude prices. International downstream earnings before special items were $87 million for the third quarter of 2000, up 156 percent from $34 million in the comparable period in 1999, reflecting significantly improved refining margins and higher throughputs, partly offset by lower European marketing earnings and co-product margins.

     First Nine Months 2000 versus First Nine Months 1999

     Downstream earnings before special items were $347 million for the first nine months of 2000, an increase of 90 percent from $183 million in the comparable period in 1999. U.S. downstream earnings before special items were $172 million for the first nine months of 2000, up 61 percent from $107 million for the first nine months of 1999, primarily attributable to stronger refining margins, partly offset by depressed co-product margins. International downstream earnings before special items were $175 million for the first nine months of 2000, up 130 percent from $76 million in the comparable period in 1999, and reflected significantly improved refining margins and higher throughputs, partly offset by the impact of lower European marketing earnings and co-product margins.

CORPORATE AND OTHER OPERATING SEGMENT RESULTS

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ------------------------    ------------------------
                                                                      2000          1999          2000          1999
                                                                   ----------    ----------    ----------    ----------
                                                                                      (IN MILLIONS)
    After-tax operating loss..................................     $      (55)   $      (42)   $     (113)   $      (76)
    Special items.............................................             26            20            30            20
                                                                   ----------    ----------    ----------    ----------
      Losses before special items.............................     $      (29)   $      (22)   $      (83)   $      (56)
                                                                   ==========    ==========    ==========    ==========

     Third Quarter 2000 versus Third Quarter 1999

     Corporate and other operating losses before special items were $29 million for the third quarter of 2000, an increase of $7 million compared to the third quarter of 1999, primarily due to higher compensation costs and a minority interest preferred return related to the sale of certain corporate assets.

     First Nine Months 2000 versus First Nine Months 1999

     Corporate and other operating losses before special items were $83 million for the first nine months of 2000, an increase of 48 percent from a loss of $56 million for the comparable period in 1999. The increase is a result of increased business development costs in the emerging power sector, the introduction of Conoco's corporate advertising program, a minority interest preferred return related to the sale of certain corporate assets and higher compensation costs.

INTEREST AND OTHER NON-OPERATING INCOME (EXPENSES) NET OF TAX

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ------------------------    ------------------------
                                                                      2000          1999          2000          1999
                                                                   ----------    ----------    ----------    ----------
                                                                                      (IN MILLIONS)
    Interest expense on debt..................................     $      (65)   $      (65)   $     (201)   $     (177)
    Interest income...........................................              7             3            25             7
    Exchange gains (losses)...................................             (3)           (3)           21             3
                                                                   ----------    ----------    ----------    ----------
      Total...................................................     $      (61)   $      (65)   $     (155)   $     (167)
                                                                   ==========    ==========    ==========    ==========

     Third Quarter 2000 versus Third Quarter 1999

     Interest and other non-operating expenses for the third quarter of 2000 amounted to $61 million, a decrease of $4 million, or 6 percent, compared to $65 million in the comparable period in 1999. This improvement is attributable to higher interest income.

     First Nine Months 2000 versus First Nine Months 1999

     Interest and other non-operating expenses for the first nine months of 2000 amounted to $155 million, a decrease of $12 million, or 7 percent, compared to $167 million in the comparable period of 1999. This improvement is attributable to foreign currency exchange gains and higher interest income, partially offset by higher interest expense on debt.

TAX MATTERS

     During the first nine months of 2000, Conoco recorded a deferred tax asset of $32 million as a result of the company's U.S. alternative minimum tax position. Conoco believes it is more likely than not that the U.S. alternative minimum tax credits, which created the deferred tax asset, will be realized in future years.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Information about interest rate risk for the nine months ended September 30, 2000 did not differ materially from that discussed under "Quantitative and Qualitative Disclosures About Market Risk" in Conoco's 1999 Annual Report to Shareholders and incorporated by reference into Item 7A of Conoco's Form 10-K.

     Changes in commodity price risk and foreign currency risk for the nine months ended September 30, 2000, are summarized below.

     Commodity Price Risk

     The fair value gain or loss of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table as follows:

                                                                                          CHANGE IN FAIR VALUE
                                                                                            FROM 10% ADVERSE
                                                                       FAIR VALUE             PRICE CHANGE
                                                                       ----------         --------------------
                                                                                 (IN MILLIONS)
  AT SEPTEMBER 30, 2000
  Crude Oil and Refined Products
     Trading.................................................            $    3                 $    (5)
     Non-trading(1)(2).......................................                12                      (7)
                                                                         ------                 -------
       Combined..............................................            $   15                 $   (12)

  Natural Gas
     Trading.................................................            $   12                 $    (1)
     Non-trading.............................................                56                     (29)
                                                                         ------                 -------
       Combined..............................................            $   68                 $   (30)

  AT DECEMBER 31, 1999
  Crude Oil and Refined Products
     Trading.................................................            $   10                 $     2
     Non-trading.............................................                10                      (4)
                                                                         ------                 -------
       Combined..............................................            $   20                 $    (2)

  Natural Gas
     Trading.................................................            $   --                 $    --
     Non-trading.............................................                --                      (8)
                                                                         ------                 -------
       Combined..............................................            $   --                 $    (8)

     -----------------
     (1) Includes purchased crude oil put options with a strike price of $20.49 (West Texas Intermediate equivalent) per barrel on approximately 59 million barrels during the period of April through December 2000.

     (2) Includes purchased crude oil put options with a strike price of $22.00 (West Texas Intermediate equivalent) per barrel on approximately 25 million barrels during the period of April through December 2001. Subsequent to September 30, 2000, Conoco purchased crude oil put options with a strike price of $22.00 (West Texas Intermediate equivalent) on an additional 38 million barrels during the period April through December 2001.

     The fair values of the futures contracts are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London. The fair values of swaps and other over-the-counter instruments are estimated based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been closed out at the end of the period.

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

Foreign Currency Risk

     In conjunction with our European commercial paper program, initiated in July 2000, Conoco entered into foreign currency swaps for all non-U.S. dollar notes issued in order to receive the U.S. dollar equivalent proceeds upon note issuance and to lock in the forward foreign currency rate on note maturity. At September 30, 2000, the U.S. dollar equivalent of all non-U.S. dollar notes outstanding was $37 million, all of which were swapped to U.S. dollar. The notional amount of the forward portion of these swaps was $39 million and the estimated fair value was $37 million.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 1999 Annual Report on Form 10-K and the reports on Form 10-Q for the first and second quarters of 2000.

     In June of 1997, Conoco experienced pipeline spills on its Seminoe pipeline at Banner, Wyoming and Lodge Grass, Montana. In response to these spills, the U.S. Department of Justice advised Conoco in August 2000 that the U.S. Government is contemplating a legal proceeding under the Clean Water Act against Conoco. Such a proceeding may result in monetary sanctions in excess of $100,000.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments, actions related to gas measurement and valuation methods, actions related to joint interest billings to operating agreement partners, and claims for damages resulting from leaking underground storage tanks. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. Conoco believes the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period in which they are recognized but will not materially affect the consolidated financial position of Conoco.

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

     o potential failure or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance;

     o    unsuccessful exploratory drilling activities;

     o    failure of new products and services to achieve market acceptance;

     o unexpected cost increases or technical difficulties in constructing or modifying company manufacturing and refining facilities;

     o unexpected difficulties in manufacturing, transporting or refining synthetic crude oil;

     o    ability to meet government regulations;

     o potential disruption or interruption of our production facilities due to accidents or political events;

     o    international monetary conditions and exchange controls;

     o    liability for remedial actions under environmental regulations;

     o    liability resulting from litigation;

     o    general domestic and international economic and political conditions;
          or

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


                                            CONOCO INC.
                                            (Registrant)






                                            By:   /s/ W. DAVID WELCH
                                               ---------------------------------
                                                (As Duly Authorized Officer and
                                                 Principal Accounting Officer)

     Date:      November 10, 2000

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
   12      Computation of Ratio of Earnings to Fixed Charges*

   27      Financial Data Schedule*


     *  Filed herein.