Form 10-Q
period 2001-03-31
CONOCO INC /DE
filed 2001-05-10
CIK 1066806

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14521

                                   CONOCO INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                          51-0370352
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
             or organization)

                          600 NORTH DAIRY ASHFORD ROAD
                              HOUSTON, TEXAS 77079
              (Address of principal executive offices and zip code)

                                 (281) 293-1000
              (Registrant's telephone number, including area code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     187,357,139 shares of Class A common stock, $.01 par value, and 437,361,305 shares of Class B common stock, $.01 par value, were outstanding as of May 4, 2001.

================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------

Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    10
      (b)  Results of Operations..........................................................................    13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    18

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    20

   Item 5. Other Information
           Disclosure Regarding Forward-Looking Information...............................................    20

   Item 6. Exhibits and Reports on Form 8-K...............................................................    21

Signature.................................................................................................    22

Exhibit Index.............................................................................................    23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CONOCO INC.

                    CONSOLIDATED STATEMENT OF INCOME (NOTE 1)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                     --------------------
                                                                                       2001        2000
                                                                                     --------    --------
                                                                                         (IN MILLIONS,
                                                                                       EXCEPT PER SHARE)

Revenues
    Sales and other operating revenues* ........................................     $ 10,535    $  8,524
    Equity in earnings of affiliates (note 3) ..................................           21          80
    Other income (note 2) ......................................................           31          87
                                                                                     --------    --------
          Total revenues .......................................................       10,587       8,691
                                                                                     --------    --------
Cost and expenses
    Cost of goods sold .........................................................        6,529       5,124
    Operating expenses .........................................................          614         506
    Selling, general and administrative expenses ...............................          196         188
    Exploration expenses .......................................................           37          37
    Depreciation, depletion and amortization ...................................          353         339
    Taxes other than on income* ................................................        1,638       1,702
    Interest and debt expense ..................................................           75          83
                                                                                     --------    --------
          Total costs and expenses .............................................        9,442       7,979
                                                                                     --------    --------
Income before income taxes and accounting change ...............................        1,145         712
Provision for income taxes (note 2) ............................................          529         313
                                                                                     --------    --------
Income before accounting change ................................................          616         399
Cumulative effect of accounting change, net of income taxes of $22 (note 2) ....           37          --
                                                                                     --------    --------
Net income (note 10) ...........................................................     $    653    $    399
                                                                                     ========    ========
Earnings per share (note 4)
  Basic
    Before accounting change ...................................................     $    .99    $    .64
    Cumulative effect of accounting change .....................................          .05          --
                                                                                     --------    --------
                                                                                     $   1.04    $    .64
                                                                                     ========    ========
  Diluted
    Before accounting change ...................................................     $    .97    $    .63
    Cumulative effect of accounting change .....................................          .06          --
                                                                                     --------    --------
                                                                                     $   1.03    $    .63
                                                                                     ========    ========
Weighted-average shares outstanding (note 4)
    Basic ......................................................................          625         626
    Diluted ....................................................................          635         633

Dividends per share of common stock (note 5) ...................................     $    .19    $    .19

----------

* Includes petroleum excise taxes ..............................................     $  1,564    $  1,657

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                       CONSOLIDATED BALANCE SHEET (NOTE 1)
                                   (UNAUDITED)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2001             2000
                                                                                     ------------     ------------
                                                                                             (IN MILLIONS)
                                                     ASSETS
Current assets
   Cash and cash equivalents ......................................................  $        561     $        342
   Accounts and notes receivable ..................................................         1,878            1,837
   Inventories (note 6) ...........................................................           970              791
   Prepaid expenses and other current assets ......................................           512              441
                                                                                     ------------     ------------
         Total current assets .....................................................         3,921            3,411
Property, plant and equipment .....................................................        23,825           23,890
Less: accumulated depreciation, depletion and amortization ........................       (11,827)         (11,683)
                                                                                     ------------     ------------
Net property, plant and equipment .................................................        11,998           12,207
Investment in affiliates ..........................................................         1,870            1,831
Other assets ......................................................................           680              678
                                                                                     ------------     ------------
Total assets ......................................................................  $     18,469     $     18,127
                                                                                     ============     ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...............................................................  $      1,807     $      1,723
   Short-term borrowings and capital lease obligations ............................           235              256
   Income taxes ...................................................................           818              665
   Other accrued liabilities ......................................................         1,486            1,543
                                                                                     ------------     ------------
         Total current liabilities ................................................         4,346            4,187
Long-term borrowings and capital lease obligations ................................         4,139            4,138
Deferred income taxes .............................................................         1,954            1,911
Other liabilities and deferred credits ............................................         1,832            1,926
                                                                                     ------------     ------------
         Total liabilities ........................................................        12,271           12,162
                                                                                     ------------     ------------

Commitments and contingent liabilities (note 7)
Minority interests (note 8) .......................................................           153              337
Stockholders' equity
   Preferred stock, $.01 par value
     250,000,000 shares authorized; none issued ...................................            --               --
   Class A common stock, $.01 par value
     3,000,000,000 shares authorized; 191,497,821 shares issued with
       187,213,024 shares outstanding at March 31, 2001 and 186,646,358 shares
       outstanding at December 31, 2000 ...........................................             2                2
   Class B common stock, $.01 par value
     1,599,768,771 shares authorized, 437,336,455 shares issued and outstanding at March 31, 2001; 1,599,776,271 shares authorized,
       436,786,482 shares issued and outstanding at December 31, 2000 .............             4                4
   Additional paid-in capital .....................................................         4,944            4,932
   Retained earnings ..............................................................         1,973            1,460
   Accumulated other comprehensive loss (note 9) ..................................          (772)            (653)
   Treasury stock, at cost
     4,284,797 and 4,851,463 Class A shares at March 31, 2001 and
       December 31, 2000, respectively ............................................          (106)            (117)
                                                                                     ------------     ------------
         Total stockholders' equity ...............................................         6,045            5,628
                                                                                     ------------     ------------
Total liabilities and stockholders' equity ........................................  $     18,469     $     18,127
                                                                                     ============     ============

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 1)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                               --------------------
                                                                                 2001        2000
                                                                               --------    --------
                                                                                  (IN MILLIONS)
Cash provided by operations
    Net income ............................................................    $    653    $    399
    Adjustments to reconcile net income to cash provided by operations
      Depreciation, depletion and amortization ............................         353         339
      Dry hole costs and impairment of unproved properties ................           7          13
      Deferred income taxes ...............................................         128           1
      Income applicable to minority interests .............................           7           4
      Gain on asset dispositions ..........................................         (13)        (42)
      Undistributed equity earnings .......................................           9         (58)
      Other non-cash charges and credits - net ............................         (27)        (34)
      Decrease (increase) in operating assets
        Accounts and notes receivable .....................................         (68)         24
        Inventories .......................................................        (193)       (233)
        Other operating assets ............................................        (101)       (155)
      Increase in operating liabilities
        Accounts and other operating payables .............................          48         105
        Income and other taxes payable ....................................         125         106
                                                                               --------    --------
           Cash provided by operations ....................................         928         469
                                                                               --------    --------
Investing activities
    Purchases of property, plant and equipment ............................        (336)       (434)
    Investments in affiliates - net .......................................         (65)        (54)
    Proceeds from sales of assets and subsidiaries ........................          51          92
                                                                               --------    --------
           Cash used in investing activities ..............................        (350)       (396)
                                                                               --------    --------
Financing activities
    Short-term borrowings - net ...........................................        (183)         41
    Treasury stock - purchases ............................................         (29)        (34)
                   - proceeds from issuances ..............................          17           1
    Cash dividends ........................................................        (118)       (119)
    Decrease in minority interests ........................................         (20)         (7)
                                                                               --------    --------
           Cash used in financing activities ..............................        (333)       (118)
                                                                               --------    --------
Effect of exchange rate changes on cash ...................................         (26)        (13)
                                                                               --------    --------
Increase in cash and cash equivalents .....................................         219         (58)
Cash and cash equivalents at beginning of year ............................         342         317
                                                                               --------    --------
Cash and cash equivalents at March 31 .....................................    $    561    $    259
                                                                               ========    ========

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


1.   BASIS OF PRESENTATION AND ACCOUNTING POLICY

     These consolidated interim financial statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Conoco's 2000 Annual Report on Form 10-K.

2.   ACCOUNTING CHANGE

     In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made amendments to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standards). The Standards, adopted by Conoco on January 1, 2001, modify the criteria for identifying derivative instruments and require that derivatives, whether in stand-alone contracts or, in certain cases, those embedded into other contracts, be recorded at their fair value as assets or liabilities on the balance sheet. In addition, the Standards prescribe the accounting for the gain or loss resulting from changes in the fair value of derivatives designated as hedging instruments, as set forth in note 2 to the consolidated financial statements presented in Conoco's 2000 Annual Report on Form 10-K.

     Consistent with its Risk Management Policy, Conoco intends to use stand-alone derivative instruments to manage its commodity price, foreign currency rate and interest rate risks. In addition, Conoco intends to continue to conduct limited amounts of trading for profit unrelated to its underlying physical business using stand-alone commodity derivative instruments. Additional details of Conoco's risk management activities are disclosed in note 25 to the consolidated financial statements presented in Conoco's 2000 Annual Report on Form 10-K.

     Pursuant to the Standards, such derivative instruments will be reported on the balance sheet at fair value. Hedge accounting will be adopted for reporting gains and losses from changes in the fair value of these instruments when the impact is material and the hedging instruments meet the criteria for hedge accounting, as defined in the Standards. Such gains or losses are reported in the same income statement caption as the hedged item. Gains or losses from derivative instruments for which hedge accounting is not applied are reported in other income. When a derivative instrument is designated for hedge accounting, prior to executing the hedge, formal documentation is developed that defines:

     o the company's risk-management objectives and strategies for undertaking the hedging transaction;

     o    the instruments that will be used for hedging; and

     o the methods that will be used for measuring the effectiveness of these hedging instruments.

     Conoco formally assesses, both at inception of the hedge and on an ongoing basis, the effectiveness of the hedging instrument. If it is determined that a hedging instrument has not been highly effective in offsetting gains or losses on the hedged transaction, hedge accounting will be discontinued on a prospective basis. Hedge accounting was not discontinued during the period for any hedging instruments.

     In accordance with the transition provisions of the Standards, Conoco recorded the following after-tax cumulative adjustments into earnings on January 1, 2001.

Previously designated fair value hedging relationships:(1)
   Fair value of hedging instruments ....................................................     $ 27
   Offsetting changes in fair value of hedged items .....................................      (25)
Hedging instruments not designated for hedge accounting under the Standards(2) ..........       36
Contracts previously not designated as derivative instruments prior to the Standards ....       (1)
                                                                                              ----
Total cumulative effect of adoption on earnings, after-tax ..............................     $ 37
                                                                                              ====

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


          The total amount is shown on the Consolidated Statement of Income as "Cumulative effect of accounting change."

     ----------

     (1) These fair value hedging relationships reflect conversions of certain commodity contracts from fixed prices to market prices, in accordance with Conoco's Risk Management Policy. During the first quarter of 2001, the ineffective portions of these hedges were immaterial.

     (2) Primarily reflects a pretax gain of $64 ($40 after-tax) related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption date of the Standards. Included in income before accounting change on the Consolidated Statement of Income is a $69 pretax expense ($43 after-tax) related to changes in the fair value of these same crude oil put options from January 1, 2001 to March 31, 2001.

     During the first quarter of 2001, Conoco recorded an after-tax loss of $2 ($3 pretax) into other comprehensive income. This loss included an after-tax gain of $1, recorded at the date of adoption of the Standards, related to a derivative instrument designated as a cash flow hedge of a variable interest rate obligation, an after-tax charge of $3 due to changes in the fair value of this derivative instrument, and an immaterial amount that was reclassified into net income as a result of the settlement of a small portion of the obligation. A small portion of the after-tax loss of $2 reported in other comprehensive income is expected to be reclassified into income during the next twelve-month period.

     The Standards are complex and subject to a potentially wide range of interpretations in their application. As such, in 1998 the FASB established the Derivative Implementation Group (DIG) task force specifically to consider and to publish official interpretations of issues arising from the implementation of the Standards. The DIG currently is considering several issues, and the potential exists for additional issues to be brought under its review. Therefore, if subsequent DIG interpretations of the Standards are different than Conoco's initial application, it is possible that the impact of Conoco's implementation of the Standards, as described above, will be modified.

3.   SUMMARIZED FINANCIAL INFORMATION FOR PETROZUATA

     Summarized below is the consolidated financial information for Petrozuata C.A. on a 100 percent basis. We use the equity method to account for our noncontrolling 50.1 percent equity interest in Petrozuata.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2001        2000
                                                              ------      ------

RESULTS OF OPERATIONS
Sales ....................................................    $  108      $  162
Earnings before income taxes .............................       (32)        118
Net income ...............................................       (18)        112

     Conoco's equity in Petrozuata's earnings was a loss of $9 for the three months ended March 31, 2001. Conoco's equity in Petrozuata's earnings was $56 for the three months ended March 31, 2000.

4.   EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding plus the effects of certain Conoco employee and director awards and fee deferrals that are invested in Conoco stock units (the denominator). Diluted EPS is similarly computed, except that the denominator is increased to include the dilutive effect of outstanding stock options awarded under Conoco's compensation plans.

     For the three months ended March 31, 2001 and March 31, 2000, basic EPS reflected the weighted-average number of shares of Class A and Class B common stock and deferred award units outstanding. Diluted EPS included the dilutive effect of an additional 10,306,345 shares for the first quarter of 2001 and an additional 7,697,659 shares for the first quarter of 2000.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     The denominator is based on the following weighted-average number of common shares outstanding:

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
Basic .......................................      624,701,151       625,616,017
Diluted .....................................      635,007,496       633,313,676

     Variable stock options for 3,124,146 shares of Class A and Class B common stock were outstanding at March 31, 2001 and 2000. These options were not included in the computation of diluted EPS because the threshold price required for these options to be vested had not been reached.

     Fixed stock options for 7,681,467 and 9,532,761 shares of Class A and Class B common stock were not included in the diluted earnings per share calculation for March 31, 2001 and March 31, 2000, respectively, because the exercise price was greater than the average market price.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

5.   DIVIDENDS

     Conoco paid a $.19 dividend per share in the first quarter of 2001 and a $.19 dividend per share in the first quarter of 2000.

     On April 23, 2001, Conoco declared a second quarter cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on June 10, 2001 to shareholders of record on May 10, 2001.

6.   INVENTORIES

                                                       MARCH 31,   DECEMBER 31,
                                                         2001          2000
                                                       ---------   ------------

Crude oil and petroleum products ...................   $     822   $        643
Other merchandise ..................................          25             27
Materials and supplies .............................         123            121
                                                       ---------   ------------
Inventories ........................................   $     970   $        791
                                                       =========   ============

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market. Additionally, Conoco has obligations under international contracts to purchase natural gas over periods up to 19 years. These long-term purchase obligations are at prices on par with March 31, 2001 quoted market prices. No material annual gain or loss is expected from these long-term commitments.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; and claims for damages resulting from leaking underground storage tanks. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized.

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Conoco also is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in Conoco's 2000 Annual Report on Form 10-K. Conoco assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. At March 31, 2001, the environmental accrual was $117. In management's opinion, this accrual was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized. However, management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     At March 31, 2001, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,181 of the obligations of certain affiliated companies and others. No material loss is anticipated as a result of such agreements and guarantees. Conoco had no indirect guarantees as of March 31, 2001.

8.   MINORITY INTERESTS

     In March 2001, Conoco acquired the minority interest in Conoco Gas Holdings L.L.C. from Armadillo L.L.C. The acquisition resulted in a reduction of minority interest of $185, an increase in debt of $171 and a reduction in cash of $14. Conoco assumed the $171 debt from Armadillo L.L.C.

9.   COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2001        2000
                                                              ------      ------

Net income ...............................................    $  653      $  399
Other comprehensive loss
  Foreign currency translation adjustment ................      (117)        (45)
  Hedging activities .....................................        (2)         --
                                                              ------      ------
Comprehensive income .....................................    $  534      $  354
                                                              ======      ======

10.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Conoco has three operating segments that comprise the structure used by senior management to make key operating decisions and assess performance. These are the upstream, downstream and emerging businesses segments. Upstream operating segment activities include exploring for, developing, producing and selling crude oil, natural gas and natural gas liquids. Downstream operating segment activities include refining crude oil and other feedstocks into petroleum products; buying and selling crude oil and refined products; and transporting, distributing and marketing petroleum products. Activities of the emerging businesses operating segment include the development of new businesses beyond our traditional operations. Conoco has five reporting segments. Four reporting segments reflect the geographic division between the United States and international operations of its upstream and downstream businesses. One reporting segment is for emerging businesses. Corporate includes general corporate expenses, financing costs and other non-operating items and captive insurance operations.

     Conoco sells its products worldwide. Major products include crude oil, natural gas and refined products that are sold primarily in the energy and transportation markets. Conoco's sales are not materially dependent on a single customer or small group of customers. Transfers between segments are on the basis of estimated market values.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                UPSTREAM              DOWNSTREAM
                                            ------------------    ------------------
                                                                                       EMERGING               ELIMINA-  CONSOLI-
SEGMENT INFORMATION                           U.S.     INT'L.       U.S.     INT'L.   BUSINESSES  CORPORATE    TIONS     DATED
                                            -------    -------    -------    -------  ----------  ---------   --------  --------

THREE MONTHS ENDED MARCH 31, 2001
Sales and other operating revenues ........ $ 2,686    $ 1,240    $ 3,803    $ 2,801    $     5    $    --    $    --   $ 10,535
Transfers between segments ................     253        250         53        130         24         --       (710)        --
                                            -------    -------    -------    -------    -------    -------    -------   --------
Total operating revenues .................. $ 2,939    $ 1,490    $ 3,856    $ 2,931    $    29    $    --    $  (710)  $ 10,535
                                            =======    =======    =======    =======    =======    =======    =======   ========

Operating profit .......................... $   484    $   568    $   105    $    86    $   (22)   $   (37)   $    --   $  1,184

Equity in earnings of affiliates ..........      16         10          5         (6)        (4)        --         --         21
Corporate non-operating items
   Interest and debt expense ..............      --         --         --         --         --        (75)        --        (75)
   Interest income (net of misc.
    interest expense) .....................      --         --         --         --         --         10         --         10
   Other ..................................      --         --         --         --         --          5         --          5
                                            -------    -------    -------    -------    -------    -------    -------   --------
Income before income taxes and accounting
    change ................................     500        578        110         80        (26)       (97)        --      1,145
Provision for income taxes ................    (176)      (322)       (39)       (27)         9         26         --       (529)
                                            -------    -------    -------    -------    -------    -------    -------   --------
Income before accounting change ...........     324        256         71         53        (17)       (71)        --        616
Cumulative effect of accounting change, net
    of income taxes .......................       8         32         (3)        --         --         --         --         37
                                            -------    -------    -------    -------    -------    -------    -------   --------
Net income (loss)(1) ...................... $   332    $   288    $    68    $    53    $   (17)   $   (71)   $    --   $    653
                                            =======    =======    =======    =======    =======    =======    =======   ========

THREE MONTHS ENDED MARCH 31, 2000
Sales and other operating revenues ........ $ 1,007    $   895    $ 3,717    $ 2,904    $     1    $    --    $    --   $  8,524
Transfers between segments ................     177        168         37        135         --         --       (517)        --
                                            -------    -------    -------    -------    -------    -------    -------   --------
Total operating revenues .................. $ 1,184    $ 1,063    $ 3,754    $ 3,039    $     1    $    --    $  (517)  $  8,524
                                            =======    =======    =======    =======    =======    =======    =======   ========

Operating profit .......................... $   210    $   503    $   (35)   $    65    $   (10)   $   (32)   $    --   $    701

Equity in earnings of affiliates ..........       5         72          7         (4)        --         --         --         80
Corporate non-operating items
   Interest and debt expense ..............      --         --         --         --         --        (83)        --        (83)
   Interest income (net of misc.
    interest expense) .....................      --         --         --         --         --         11         --         11
   Other ..................................      --         --         --         --         --          3         --          3
                                            -------    -------    -------    -------    -------    -------    -------   --------
Income before income taxes ................     215        575        (28)        61        (10)      (101)        --        712
Provision for income taxes ................     (72)      (278)        17        (12)         3         29         --       (313)
                                            -------    -------    -------    -------    -------    -------    -------   --------
Net income (loss)(1) ...................... $   143    $   297    $   (11)   $    49    $    (7)   $   (72)   $    --   $    399
                                            =======    =======    =======    =======    =======    =======    =======   ========

TOTAL ASSETS
   At March 31, 2001 ...................... $ 3,807    $ 7,212    $ 3,676    $ 2,952    $   110    $   712    $    --   $ 18,469
   At December 31, 2000 ................... $ 3,733    $ 7,195    $ 3,461    $ 2,925    $    88    $   725    $    --   $ 18,127

----------

(1) Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED MARCH 31, 2001
Cumulative effect of accounting change .... $     8    $    32    $    (3)   $    --    $    --    $    --    $    --   $     37
                                            -------    -------    -------    -------    -------    -------    -------   --------
Total special items ....................... $     8    $    32    $    (3)   $    --    $    --    $    --    $    --   $     37
                                            =======    =======    =======    =======    =======    =======    =======   ========
THREE MONTHS ENDED MARCH 31, 2000
Asset sales ............................... $    27    $    --    $    --    $    --    $    --    $    --    $    --   $     27
Litigation ................................      --         --        (16)        --         --         --         --        (16)
Property impairments ......................      --         --         (3)        --         --         --         --         (3)
                                            -------    -------    -------    -------    -------    -------    -------   --------
Total special items ....................... $    27    $    --    $   (19)   $    --    $    --    $    --    $    --   $      8
                                            =======    =======    =======    =======    =======    =======    =======   ========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Special items for the first three months of 2001 included a cumulative transition gain of $37 recorded on January 1, 2001 upon initial adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This cumulative transition gain included a $40 gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of the Standards and a $3 charge in U.S. downstream associated with various derivatives.

     The $40 upstream gain consisted of $8 that was U.S. related and $32 that was related to international operations. Also included in net income for upstream was a $43 expense related to changes in the fair value of these same crude oil put options from January 1, 2001 to March 31, 2001, which essentially offsets the $40 transition gain. This expense consisted of $9 for U.S. operations and $34 for international operations.

     For the first three months of 2000, special items included a $27 gain from the sale of natural gas processing assets in the U.S., a $16 loss for litigation provisions and $3 for the write-off of related refinery assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first three months of 2001 increased $459 million to $928 million from $469 million in the first three months of 2000. Cash provided by operations before changes in operating assets and liabilities increased $495 million compared to the first three months of 2000, primarily due to higher natural gas prices, stronger refining margins and increased crude oil sales volumes. Negative changes to net operating assets and liabilities of $36 million were due to increased receivables and lower payables, partially offset by decreased inventories and higher taxes payable.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               ------------------
                                                                2001        2000
                                                               ------      ------
                                                                  (IN MILLIONS)
Upstream
    United States ........................................     $  122      $   83
    International ........................................        177         257
                                                               ------      ------
        Total upstream ...................................        299         340
Downstream
    United States ........................................         26          58
    International ........................................         41          64
                                                               ------      ------
        Total downstream .................................         67         122
Emerging businesses ......................................         34          26
Corporate ................................................          6           1
                                                               ------      ------
Total capital expenditures and investments ...............     $  406      $  489
                                                               ======      ======

United States ............................................     $  187      $  168
International ............................................        219         321
                                                               ------      ------
Total capital expenditures and investments ...............     $  406      $  489
                                                               ======      ======

     Total capital expenditures and investments were $406 million for the first three months of 2001, a decrease of $83 million, or 17 percent, versus capital expenditures and investments of $489 million for the first three months of 2000. The decrease was primarily due to lower spending on international upstream acquisitions. A more detailed description and analysis of capital expenditures and investments by operating segment within the U.S. and international follows below. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

     Upstream

     Upstream capital expenditures and investments totaled $299 million for the first three months of 2001 compared to $340 million for the first three months of 2000. The decrease of $41 million, or approximately 12 percent, was primarily the result of lower spending on international acquisitions. Expenditures in 2000 included the acquisition of Canadian natural gas processing and gathering assets.

     United States

     During the first three months of 2001, Conoco spent $122 million on U.S. capital projects, an increase of $39 million, or 47 percent, from $83 million in the first three months of 2000. The increase in expenditures in 2001 versus 2000 was primarily due to higher development drilling costs resulting from contract services related to higher commodity prices.

     International

     International upstream capital expenditures and investments totaled $177 million in the first three months of 2001, a decrease of $80 million, or 31 percent, from $257 million in the first three months of 2000. The decrease was primarily the result of lower spending on acquisitions. Expenditures in 2000 included the acquisition of Canadian natural gas processing and gathering assets.

     Downstream

     Downstream capital expenditures and investments totaled $67 million in the first three months of 2001, a decrease of $55 million, or 45 percent, versus $122 million in the first three months of 2000, primarily reflecting decreased expenditures on refining operations worldwide.

     United States

     During the first three months of 2001, Conoco spent $26 million on downstream U.S. capital projects, down $32 million, or 55 percent, from $58 million in the first three months of 2000. Expenditures in the first three months of 2001 were principally related to several small investments in our pipeline and refining operations. Capital expenditures and investments in the first three months of 2000 were primarily related to the new units being installed at our Lake Charles, Louisiana refinery to process synthetic crude from Petrozuata, our Venezuelan joint venture, as well as our ongoing refining and marketing operations.

     International

     Conoco spent $41 million on downstream international capital projects during the first three months of 2001, down $23 million, or 36 percent, from $64 million in the first three months of 2000. The majority of the funds in 2001 were spent on our ongoing refining and marketing operations. In the first three months of 2000, a major portion of capital expenditures and investments went to support refining operations, including upgrades to meet future clean fuels specifications in Europe.

     Emerging Businesses

     First quarter emerging businesses capital expenditures and investments totaled $34 million in 2001, an increase of $8 million, compared to $26 million in the first three months of 2000. The increased expenditures during the first three months of 2001 were primarily related to the continued construction of our carbon fibers manufacturing plant in Ponca City, Oklahoma and project costs associated with our power business.

     Corporate

     Corporate capital expenditures and investments totaled $6 million in the first three months of 2001, an increase of $5 million, compared to $1 million in the first three months of 2000. The increased expenditures during the first three months of 2001 were largely the result of expenditures incurred for computer infrastructure.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $51 million for the first three months of 2001, a decrease of $41 million, from $92 million in the first three months of 2000. Proceeds in the first quarter 2001 were primarily the result of the sale of our interest in Arkhangelskgeoldobycha, a Russian oil company, while proceeds in the first quarter of 2000 were primarily the result of the sale of non-strategic natural gas processing assets in the U.S.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At March 31, 2001, Conoco had an unsecured $2,000 million revolving credit facility with a syndicate of U.S. and international banks. The terms consist of a 364-day committed facility in the amount of $1,350 million and a five-year committed facility in the amount of $650 million. The five-year committed facility had over three years remaining at March 31, 2001. Conoco had no outstanding borrowings under the credit facility at March 31, 2001.

     Conoco maintains a $2,000 million U.S. commercial paper program and a euro 500 million European commercial paper program that are fully supported by the credit facility. Conoco has the ability to issue commercial paper at any time with maturities not to exceed 270 days. At March 31, 2001, there was no commercial paper outstanding.

     In March 2001, Conoco acquired the minority interest in Conoco Gas Holdings L.L.C. from Armadillo L.L.C. The acquisition resulted in a reduction of minority interest of $185 million, an increase in debt of $171 million and a reduction in cash of $14 million. Conoco assumed the $171 million debt from Armadillo L.L.C.

     Total Conoco debt was $4,374 million at March 31, 2001, down $20 million versus $4,394 million at December 31, 2000. The total debt-to-capitalization ratio was 42.0 percent at March 31, 2001 and 43.8 percent at December 31, 2000.

(b)  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                               ----------------------
                                                                 2001          2000
                                                               --------      --------
                                                                    (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
   Upstream
     United States .......................................     $  2,686      $  1,007
     International .......................................        1,240           895
                                                               --------      --------
           Total upstream ................................        3,926         1,902
   Downstream
     United States .......................................        3,803         3,717
     International .......................................        2,801         2,904
                                                               --------      --------
           Total downstream ..............................        6,604         6,621
   Emerging businesses ...................................            5             1
   Corporate .............................................           --            --
                                                               --------      --------
Sales and other operating revenues .......................     $ 10,535      $  8,524
                                                               ========      ========

AFTER-TAX OPERATING INCOME
   Upstream
     United States .......................................     $    332      $    143
     International .......................................          288           297
                                                               --------      --------
           Total upstream ................................          620           440
   Downstream
     United States .......................................           68           (11)
     International .......................................           53            49
                                                               --------      --------
           Total downstream ..............................          121            38
   Emerging businesses ...................................          (17)           (7)
   Corporate .............................................          (24)          (22)
                                                               --------      --------
           Total after-tax operating income ..............          700           449
Interest and other non-operating expenses net of tax .....          (47)          (50)
                                                               --------      --------
Net income ...............................................     $    653      $    399
                                                               ========      ========

SPECIAL ITEMS

     Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                               ----------------------
                                                                 2001          2000
                                                               --------      --------
                                                                    (IN MILLIONS)
UPSTREAM
   Cumulative effect of accounting change ................     $     40      $     --
   Asset sales ...........................................           --            27
                                                               --------      --------
        Total upstream special items .....................           40            27
DOWNSTREAM
   Cumulative effect of accounting change ................           (3)           --
   Property impairments ..................................           --            (3)
   Litigation ............................................           --           (16)
                                                               --------      --------
        Total downstream special items ...................           (3)          (19)
                                                               --------      --------
Total special items ......................................     $     37      $      8
                                                               ========      ========

     Special items for the first three months of 2001 included a cumulative transition gain of $37 million recorded on January 1, 2001 upon initial adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This cumulative transition gain included a $40 million gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of the Standards and a $3 million charge in U.S. downstream associated with various derivatives.

     The $40 million upstream gain consisted of $8 million that was U.S. related and $32 million that was related to international operations. Also included in net income for upstream was a $43 million expense related to changes in the fair value of these same crude oil put options from January 1, 2001 to March 31, 2001, which essentially offsets the $40 million transition gain. This expense consisted of $9 million for U.S. operations and $34 million for international operations.

     For the first three months of 2000, special items included a $27 million gain from the sale of natural gas processing assets in the U.S., a $16 million loss for litigation provisions and $3 million for the write-off of related refinery assets.

     FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Net income was $653 million in the first quarter of 2001, up 64 percent from $399 million in the first quarter of 2000. Net income before special items was $616 million in the first quarter of 2001, up 58 percent from $391 million in the first quarter of 2000. These increases predominantly reflected higher global natural gas prices, stronger refining margins and increased crude oil sales volumes. Partly offsetting these increases were lower equity earnings from affiliates, higher overhead and operating expenses, and lower marketing margins in the U.S.

     Sales and other operating revenues for the first quarter of 2001 were $10,535 million, up 24 percent from $8,524 million in the first quarter of 2000, primarily due to higher natural gas and refined product prices and increased crude oil sales volumes. Crude oil and refined product buy/sell and natural gas resale activities in the first quarter of 2001 totaled $2,832 million, up 52 percent compared to $1,860 million in the first quarter of 2000, primarily due to higher natural gas prices.

     Income from equity affiliates for the first quarter of 2001 was $21 million, down $59 million, or 74 percent, compared to $80 million in the first quarter of 2000. Increased costs during the start-up phase at Petrozuata and lower prices for heavy crude reduced our first quarter earnings from Petrozuata by $65 million. This was partially offset by an increase in our earnings from the Pocahontas Gas partnership due to strong U.S. natural gas prices.

     Other income for the first quarter of 2001 was $31 million, down 64 percent from $87 million in the first quarter of 2000. Other income includes losses of $69 million related to the change during the quarter in the market value of crude oil put options as a result of the implementation of SFAS No. 133 and SFAS No. 138.

     Cost of goods sold for the first quarter of 2001 totaled $6,529 million, an increase of $1,405 million, or 27 percent, compared to $5,124 million in the first quarter of 2000, primarily due to the increase in natural gas prices and higher refinery feedstock costs.

     Operating expenses for the first quarter of 2001 were $614 million, up 21 percent, compared to $506 million for the first quarter of 2000. This increase was primarily due to the higher energy costs experienced by our downstream operations and the higher transportation and tariff charges experienced by our upstream operations.

     Exploration expenses for the first quarter of 2001 totaled $37 million, unchanged from the first quarter of 2000, reflecting higher exploration expenses offset by lower dry hole costs.

     Depreciation, depletion and amortization (DD&A) for the first quarter of 2001 totaled $353 million, an increase of $14 million, or 4 percent, compared to $339 million in the first quarter of 2000. The increase was principally due to changes in rates and field mix.

     Provision for income taxes for the first quarter of 2001 totaled $529 million, up 69 percent compared to $313 million for the first quarter of 2000, as a result of significantly higher pretax income. The effective tax rate, approximately 46 percent in the first quarter of 2001 compared to 44 percent in the first quarter of 2000, was higher primarily due to the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2001.

UPSTREAM SEGMENT RESULTS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                              ------------------
                                                                               2001        2000
                                                                              ------      ------
                                                                                 (IN MILLIONS)

After-tax operating income
   United States ........................................................     $  332      $  143
   International ........................................................        288         297
                                                                              ------      ------
     After-tax operating income .........................................        620         440

Special items
   United States ........................................................         (8)        (27)
   International ........................................................        (32)         --
                                                                              ------      ------
     Special items ......................................................        (40)        (27)

Earnings before special items
   United States ........................................................        324         116
   International ........................................................        256         297
                                                                              ------      ------
Earnings before special items ...........................................     $  580      $  413
                                                                              ======      ======

     The following tables set forth for Conoco (including equity affiliates), Conoco (excluding equity affiliates) and its equity affiliates, average sales prices per barrel of crude oil and condensate sold and average sales prices per thousand cubic feet (mcf) of natural gas sold.

                                                                 TOTAL       UNITED
                                                               WORLDWIDE     STATES       INT'L.
                                                               ---------     -------     -------
                                                                     (UNITED STATES DOLLARS)
TOTAL CONOCO
  For the quarter ended March 31, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .........     $   23.22     $ 25.29     $ 22.86
     Per mcf of natural gas sold .........................          5.31        6.78        4.09
  For the quarter ended March 31, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .........         25.34       26.60       25.13
     Per mcf of natural gas sold .........................          2.33        2.12        2.49
CONSOLIDATED COMPANIES
  For the quarter ended March 31, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .........     $   24.75     $ 25.29     $ 24.63
     Per mcf of natural gas sold .........................          5.28        6.76        4.09
  For the quarter ended March 31, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .........         26.29       26.60       26.22
     Per mcf of natural gas sold .........................          2.32        2.11        2.49
EQUITY AFFILIATES
  For the quarter ended March 31, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .........     $   12.50     $    --     $ 12.50
     Per mcf of natural gas sold .........................          7.57        7.57          --
  For the quarter ended March 31, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .........         20.73          --       20.73
     Per mcf of natural gas sold .........................          2.57        2.57          --

     FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Upstream earnings before special items were $580 million in the first quarter of 2001, up 40 percent from $413 million in the first quarter of 2000, driven by stronger natural gas prices and increased crude oil sales volumes. U.S.

upstream earnings before special items totaled $324 million in the first quarter of 2001, up 179 percent from $116 million in the comparable period of 2000, reflecting higher natural gas prices, partly offset by increased transportation and tariff charges. International upstream earnings before special items were $256 million, a decrease of 14 percent from $297 million in the comparable period in 2000. The decline was primarily attributable to lower equity earnings from Petrozuata, higher transportation and tariff charges, and a charge to reflect the change in value during the quarter of certain crude oil put options. These decreases were partly offset by higher natural gas prices and higher crude oil sales volumes.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $23.22 per barrel for the quarter, down $2.12 per barrel, or 8 percent, from $25.34 per barrel in the first quarter of 2000. Worldwide net realized natural gas prices, including equity affiliates, averaged $5.31 per mcf for the quarter, compared with $2.33 per mcf in the same period in 2000, an increase of 128 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the first quarter of 2001 was 381,000 barrels per day versus 375,000 barrels per day in the first quarter of 2000, a 2 percent increase. U.S. petroleum liquids production was down 1 percent as a result of natural gas liquids production decreases, offset by additional crude volumes from the Ursa field in the Gulf of Mexico. International petroleum liquids production increased 2 percent to 308,000 barrels per day due to increases in Vietnam, Indonesia and the U.K. resulting from our Saga U.K. Ltd. acquisition. This was partially offset by natural field decline in other U.K. fields.

     Worldwide natural gas production, including our share of equity affiliates, in the first quarter of 2001 was down 1 percent to 1,822 million cubic feet
(mmcf) per day from 1,842 mmcf per day in the first quarter of 2000. U.S. natural gas production was up 2 percent while international natural gas production was 3 percent lower. The international decrease was mainly due to natural field decline in several U.K. fields.

DOWNSTREAM SEGMENT RESULTS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               ------------------
                                                                2001        2000
                                                               ------      ------
                                                                  (IN MILLIONS)

After-tax operating income
   United States .........................................     $   68      $  (11)
   International .........................................         53          49
                                                               ------      ------
     After-tax operating income ..........................        121          38

Special items
   United States .........................................          3          19
   International .........................................         --          --
                                                               ------      ------
     Special items .......................................          3          19

Earnings before special items
   United States .........................................         71           8
   International .........................................         53          49
                                                               ------      ------
Earnings before special items ............................     $  124      $   57
                                                               ======      ======

     FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Downstream earnings before special items were $124 million for the first quarter of 2001, an increase of 118 percent from $57 million in the comparable period in 2000. U.S. downstream earnings before special items were $71 million for the first quarter of 2001, up $63 million from the first quarter of 2000. The increase was primarily attributable to the impact of stronger refining margins, partly offset by depressed marketing margins and higher overhead and operating expenses, primarily energy costs. International downstream earnings before special items were $53 million for the first quarter of 2001, up 8 percent from $49 million in the comparable period in 2000, primarily reflecting an increase in refinery throughputs. Worldwide refined product sales in the first quarter of 2001 were 1,477,000 barrels per day, up 8 percent from the first quarter of 2000, primarily due to increased sales volumes in all regions.

EMERGING BUSINESSES SEGMENT RESULTS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               ------------------
                                                                2001        2000
                                                               ------      ------
                                                                  (IN MILLIONS)

After-tax operating loss .................................     $  (17)     $   (7)
Special items ............................................         --          --
                                                               ------      ------
Losses before special items ..............................     $  (17)     $   (7)
                                                               ======      ======

     FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Emerging businesses operating losses were $17 million for the first quarter of 2001, an increase of $10 million compared to the first quarter of 2000, principally resulting from higher research and development costs for natural gas refining and the continuing development of our carbon fibers ventures.

CORPORATE SEGMENT RESULTS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               ------------------
                                                                2001        2000
                                                               ------      ------
                                                                 (IN MILLIONS)

After-tax operating loss .................................     $  (24)     $  (22)
Special items ............................................         --          --
                                                               ------      ------
Losses before special items ..............................     $  (24)     $  (22)
                                                               ======      ======

     FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Corporate operating losses were $24 million for the first quarter of 2001, an increase of $2 million compared to the first quarter of 2000, mainly due to higher technology, advertising and compensation costs.

INTEREST AND OTHER NON-OPERATING EXPENSES NET OF TAX

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                               ------------------
                                                                2001        2000
                                                               ------      ------
                                                                  (IN MILLIONS)

Interest expense on debt .................................     $  (67)     $  (66)
Interest income ..........................................         11           8
Exchange gains ...........................................          9           8
                                                               ------      ------
Interest and other non-operating expense net of tax ......     $  (47)     $  (50)
                                                               ======      ======

     FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

     Interest and other non-operating expenses for the first quarter of 2001 amounted to $47 million, a decrease of $3 million, or 6 percent, compared to $50 million in the comparable period in 2000. This improvement is attributable to higher interest income.

TAX MATTERS

     During the period ended March 31, 2001, Conoco recorded a reduction in deferred tax assets of $39 million due to the utilization of prior year U.S. alternative minimum tax credit carry forwards. Conoco continues to believe it is more likely than not that the deferred tax asset based on remaining U.S. alternative minimum tax credit carry forwards will be realized in future years.

SUBSEQUENT EVENTS

     Conoco's wholly owned Humber refinery in North Lincolnshire, U.K. experienced an explosion and fire on April 16, 2001. Almost all of the main processing units remained operational, however the refinery was shut down for repairs to the units damaged by the fire. The accident resulted in no serious personal injuries or loss of hydrocarbons to the environment and its impact was centered on a saturate gas processing unit. The earnings impact of the accident is expected to be in the $30 million to $50 million range, depending on second quarter margins. We began an already scheduled major turnaround on April 28, 2001 and we anticipate commissioning the plant by late June 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Information about interest rate risk for the period ended March 31, 2001 did not differ materially from that discussed under "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Conoco's 2000 Annual Report on Form 10-K.

     Changes in commodity price risk and foreign currency risk for the period ended March 31, 2001, are summarized below.

     COMMODITY PRICE RISK

     The fair value gain or loss of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table as follows:

                                                                             CHANGE IN FAIR VALUE
                                                                               FROM 10% ADVERSE
                                                             FAIR VALUE          PRICE CHANGE
                                                             ----------      --------------------

COMMODITY DERIVATIVES(1)

AT MARCH 31, 2001
Crude Oil and Refined Products
   Trading ...............................................     $   12               $    5
   Non-trading(2) ........................................         21                  (15)
                                                               ------               ------
Combined .................................................     $   33               $  (10)
                                                               ======               ======

Natural Gas
   Trading ...............................................     $    5               $    1
   Non-trading ...........................................         13                  (19)
                                                               ------               ------
Combined .................................................     $   18               $  (18)
                                                               ======               ======

AT DECEMBER 31, 2000
Crude Oil and Refined Products
   Trading ...............................................     $    1               $    1
   Non-trading(2) ........................................         92                  (29)
                                                               ------               ------
Combined .................................................     $   93               $  (28)
                                                               ======               ======

Natural Gas
   Trading ...............................................     $    3               $    2
   Non-trading ...........................................        103                  (33)
                                                               ------               ------
Combined .................................................     $  106               $  (31)
                                                               ======               ======

----------

(1) Includes derivative instruments that can be settled in cash or by physical delivery of the commodity.

(2) Includes purchased crude oil put options with a strike price of $22.00 (West Texas Intermediate equivalent) per barrel on approximately 63 million barrels during the period of April through December 2001.

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

     FOREIGN CURRENCY RISK

     At March 31, 2001, Conoco had no foreign currency swaps associated with our European commercial paper program.

     At March 31, 2001, Conoco had open foreign currency exchange derivative instruments related to anticipated foreign currency capital investments and foreign currency cash tax payments, with a fair value liability of $2 million. A 10 percent adverse change in foreign currency exchange rates would change the fair value of the derivative instruments by $12 million.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 2000 Annual Report on Form 10-K.

     On January 26, 2001, the Louisiana Department of Environmental Quality issued a Compliance Order/Notice of Potential Penalty to Conoco for the Excel Paralubes facility in Lake Charles, Louisiana. The Compliance Order/Notice of Potential Penalty alleges excessive boiler air emissions and fuel usage, and failure to make timely equipment repairs. Governmental monetary sanctions resulting from this matter could be in excess of $100,000.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; and claims for damages resulting from leaking underground storage tanks. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized.

ITEM 5. OTHER INFORMATION

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

     We have based the forward-looking statements related to our operations on our current expectations, estimates and projections about Conoco and the petroleum industry in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors including the following:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibit index filed with this Form 10-Q is on page 23.

(b)  REPORTS ON FORM 8-K

     1. A current report on Form 8-K dated February 21, 2001 was filed by Conoco on February 23, 2001. In this report, we announced our approval of a stock buyback program.

     2. A current report on Form 8-K dated February 22, 2001 was filed by Conoco on February 22, 2001. In this report, we filed our 2000 audited financial statements.

     3. A current report on Form 8-K dated March 29, 2001 was filed by Conoco on March 29, 2001. In this report, we filed an outlook for first quarter earnings.

     4. An amended current report on Form 8-K/A dated March 29, 2001 was filed by Conoco on March 29, 2001. In this report, we corrected a typographical error to the last sentence of Exhibit 99.1 to the Form 8-K filed by Conoco Inc. on March 29, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONOCO INC.
                                       (Registrant)


                                       By:        /s/ W. DAVID WELCH
                                           -------------------------------------
                                             (As Duly Authorized Officer and
                                              Principal Accounting Officer)

Date: May 10, 2001

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                              DESCRIPTION
      ------                              -----------

        12              Computation of Ratio of Earnings to Fixed Charges*

*    File herein.