Form 10-Q
period 2001-06-30
CONOCO INC /DE
filed 2001-08-08
CIK 1066806

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14521

                                   CONOCO INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            51-0370352
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                          600 NORTH DAIRY ASHFORD ROAD
                              HOUSTON, TEXAS 77079
              (Address of principal executive offices and zip code)


                                 (281) 293-1000
              (Registrant's telephone number, including area code)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         187,452,228 shares of Class A common stock, $.01 par value, and 437,421,355 shares of Class B common stock, $.01 par value, were outstanding as of August 3, 2001.


================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------
Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    12
      (b)  Results of Operations..........................................................................    15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    22

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    25

   Item 4. Submission of Matters to a Vote of Security Holders............................................    25

   Item 5. Other Information
      (a)  Disclosure Regarding Forward-Looking Information...............................................    26
      (b)  Other Events...................................................................................    26

   Item 6. Exhibits and Reports on Form 8-K...............................................................    26

Signature.................................................................................................    27

Exhibit Index.............................................................................................    28

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CONOCO INC.

                    CONSOLIDATED STATEMENT OF INCOME (NOTE 1)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                      JUNE 30               JUNE 30
                                                                                 -------------------   -------------------
                                                                                   2001       2000       2001       2000
                                                                                 --------   --------   --------   --------
                                                                                       (IN MILLIONS, EXCEPT PER SHARE)
Revenues
    Sales and other operating revenues* ......................................   $ 10,260   $  9,357   $ 20,795   $ 17,881
    Equity in earnings of affiliates (note 5) ................................         59         77         80        157
    Other income .............................................................        114         72        145        159
                                                                                 --------   --------   --------   --------
          Total revenues .....................................................     10,433      9,506     21,020     18,197
                                                                                 --------   --------   --------   --------
Cost and expenses
    Cost of goods sold .......................................................      6,227      5,758     12,756     10,882
    Operating expenses .......................................................        700        547      1,314      1,053
    Selling, general and administrative expenses .............................        208        193        404        381
    Exploration expenses .....................................................         56         58         93         95
    Depreciation, depletion and amortization .................................        338        309        691        648
    Taxes other than on income* ..............................................      1,736      1,778      3,374      3,480
    Interest and debt expense ................................................         67         89        142        172
                                                                                 --------   --------   --------   --------
          Total costs and expenses ...........................................      9,332      8,732     18,774     16,711
                                                                                 --------   --------   --------   --------
Income before income taxes and accounting change .............................      1,101        774      2,246      1,486
Provision for income taxes ...................................................        549        318      1,078        631
                                                                                 --------   --------   --------   --------
Income before accounting change ..............................................        552        456      1,168        855
Cumulative effect of accounting change, net of income taxes of $22 (note 4) ..         --         --         37         --
                                                                                 --------   --------   --------   --------
Net income (note 12) .........................................................   $    552   $    456   $  1,205   $    855
                                                                                 ========   ========   ========   ========
Earnings per share (note 6)
  Basic
    Before accounting change .................................................   $    .88   $    .73   $   1.87   $   1.37
    Cumulative effect of accounting change ...................................         --         --        .06         --
                                                                                 --------   --------   --------   --------
                                                                                 $    .88   $    .73   $   1.93   $   1.37
                                                                                 ========   ========   ========   ========
  Diluted
    Before accounting change .................................................   $    .87   $    .72   $   1.84   $   1.35
    Cumulative effect of accounting change ...................................         --         --        .06         --
                                                                                 --------   --------   --------   --------
                                                                                 $    .87   $    .72   $   1.90   $   1.35
                                                                                 ========   ========   ========   ========
Weighted-average shares outstanding (note 6)
    Basic ....................................................................        625        625        625        625
    Diluted ..................................................................        636        634        636        633

Dividends per share of common stock (note 7) .................................   $    .19   $    .19   $    .38   $    .38

----------

*Includes petroleum excise taxes .............................................   $  1,676   $  1,727   $  3,240   $  3,384



          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                       CONSOLIDATED BALANCE SHEET (NOTE 1)
                                   (UNAUDITED)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                               (IN MILLIONS)
                                                         ASSETS
Current assets
   Cash and cash equivalents ........................................................   $        593    $        342
   Accounts and notes receivable ....................................................          1,767           1,837
   Inventories (note 8) .............................................................            977             791
   Prepaid expenses and other current assets ........................................            663             441
                                                                                        ------------    ------------
         Total current assets .......................................................          4,000           3,411
Property, plant and equipment .......................................................         24,116          23,890
Less: accumulated depreciation, depletion and amortization ..........................        (12,027)        (11,683)
                                                                                        ------------    ------------
Net property, plant and equipment ...................................................         12,089          12,207
Investment in affiliates ............................................................          1,897           1,831
Other assets ........................................................................            639             678
                                                                                        ------------    ------------
Total assets ........................................................................   $     18,625    $     18,127
                                                                                        ============    ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .................................................................   $      1,668    $      1,723
   Short-term borrowings and capital lease obligations ..............................             63             256
   Income taxes .....................................................................            682             665
   Other accrued liabilities ........................................................          1,290           1,543
                                                                                        ------------    ------------
         Total current liabilities ..................................................          3,703           4,187
Long-term borrowings and capital lease obligations ..................................          4,300           4,138
Deferred income taxes ...............................................................          2,089           1,911
Other liabilities and deferred credits ..............................................          1,910           1,926
                                                                                        ------------    ------------
         Total liabilities ..........................................................         12,002          12,162
                                                                                        ------------    ------------

Commitments and contingent liabilities (note 9)
Minority interests (note 10) ........................................................            154             337
Stockholders' equity
   Preferred stock, $.01 par value
     250,000,000 shares authorized; none issued .....................................             --              --
   Class A common stock, $.01 par value
     3,000,000,000 shares authorized; 191,497,821 shares issued with 187,385,100 shares outstanding at June 30, 2001 and 186,646,358 shares outstanding at
       December 31, 2000 ............................................................              2               2
   Class B common stock, $.01 par value
     1,599,768,771 shares authorized, 437,413,155 shares issued with
       437,389,955 shares outstanding at June 30, 2001; 1,599,776,271 shares
       authorized, 436,786,482 shares issued and outstanding at December 31, 2000 ...              4               4
   Additional paid-in capital .......................................................          4,948           4,932
   Retained earnings ................................................................          2,402           1,460
   Accumulated other comprehensive loss (note 11) ...................................           (782)           (653)
   Treasury stock, at cost
     4,112,721 and 4,851,463 Class A shares at June 30, 2001 and December 31,
       2000, respectively and 23,200 Class B shares at June 30, 2001 ................           (105)           (117)
                                                                                        ------------    ------------
         Total stockholders' equity .................................................          6,469           5,628
                                                                                        ------------    ------------
Total liabilities and stockholders' equity ..........................................   $     18,625    $     18,127
                                                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 1)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                              --------------------
                                                                                2001        2000
                                                                              --------    --------
                                                                                 (IN MILLIONS)
Cash provided by operations
    Net income ............................................................   $  1,205    $    855
    Adjustments to reconcile net income to cash provided by operations
      Depreciation, depletion and amortization ............................        691         648
      Dry hole costs and impairment of unproved properties ................         15          33
      Deferred income taxes ...............................................        280          56
      Income applicable to minority interests .............................         11          10
      Gain on asset dispositions ..........................................        (18)        (50)
      Undistributed equity earnings .......................................         (4)       (103)
      Other non-cash charges and credits - net ............................        (10)        (85)
      Decrease (increase) in operating assets
        Accounts and notes receivable .....................................        104        (120)
        Inventories .......................................................       (204)       (292)
        Other operating assets ............................................       (272)       (160)
      Increase (decrease) in operating liabilities
        Accounts and other operating payables .............................       (173)        272
        Income and other taxes payable ....................................         (2)         50
                                                                              --------    --------
           Cash provided by operations ....................................      1,623       1,114
                                                                              --------    --------
Investing activities
    Purchases of property, plant and equipment ............................       (867)       (902)
    Purchase of businesses - net of cash acquired .........................         --         (31)
    Investments in affiliates - net .......................................        (89)       (117)
    Proceeds from sales of assets and subsidiaries ........................         98         125
    Net increase in short-term financial instruments ......................         (1)         (1)
                                                                              --------    --------
           Cash used in investing activities ..............................       (859)       (926)
                                                                              --------    --------
Financing activities
    Short-term borrowings - net ...........................................       (189)        105
    Long-term borrowings - net ............................................         (9)         --
    Treasury stock purchases - net ........................................        (15)        (67)
    Cash dividends (note 7) ...............................................       (237)       (237)
    Decrease in minority interests (note 10) ..............................        (23)        (12)
                                                                              --------    --------
           Cash used in financing activities ..............................       (473)       (211)
                                                                              --------    --------
Effect of exchange rate changes on cash ...................................        (40)        (37)
                                                                              --------    --------
Increase (decrease) in cash and cash equivalents ..........................        251         (60)
Cash and cash equivalents at beginning of year ............................        342         317
                                                                              --------    --------
Cash and cash equivalents at June 30 ......................................   $    593    $    257
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

2.   GULF CANADA ACQUISITION

     On July 16, 2001, Conoco purchased Gulf Canada Resources Limited (Gulf Canada) for approximately $4,500 in cash. Conoco arranged a $4,500 bridge credit facility to finance the transaction. Conoco assumed approximately $2,000 of Gulf Canada's net debt, preferred stock and minority interests. The total purchase price was approximately $6,500.

3.   RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In early July, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards revise the accounting for business combinations by:

     o prohibiting the "pooling-of-interest" method of accounting and requiring the purchase method of accounting to be used on all business combinations initiated after June 30, 2001;

     o requiring that separately identifiable intangible assets, other than goodwill, be recorded as assets. These intangible assets must either be amortized over their useful lives or, if they have indefinite useful lives, not amortized and periodically tested for impairment; and

     o ceasing all amortization of goodwill, instead requiring it be tested at least annually for impairment. In addition, existing goodwill on business combinations completed before July 1, 2001 will no longer be amortized after December 31, 2001 and should be tested for impairment by January 1, 2002.

     These new standards are applicable to our acquisition of Gulf Canada. The impact of these standards on existing goodwill from previous acquisitions will be evaluated, but is not expected to be material.

     The FASB also recently issued SFAS No. 143, "Accounting of Asset Retirement Obligations." This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil & gas production facilities, etc.) for which an entity is legally obligated to incur. We will further evaluate the impact and timing of implementing SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

4.   ACCOUNTING CHANGE

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Consistent with its Risk Management Policy, Conoco intends to use stand-alone derivative instruments to manage its commodity price, foreign currency rate and interest rate risks. In addition, Conoco intends to continue to conduct limited amounts of trading for profit unrelated to its underlying physical business using stand-alone commodity derivative instruments. Additional details of Conoco's risk management activities are disclosed in note 25 to the consolidated financial statements presented in Conoco's 2000 Annual Report on Form 10-K and in Item 3 of this quarterly report.

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

Previously designated fair value hedging relationships:(1)
   Fair value of hedging instruments...............................................................        $    27
   Offsetting changes in fair value of hedged items................................................            (25)
Hedging instruments not designated for hedge accounting under the Standards(2).....................             36
Contracts previously not designated as derivative instruments prior to the Standards...............             (1)
                                                                                                           -------
Total cumulative effect of adoption on earnings, after-tax.........................................        $    37
                                                                                                           =======

     The total cumulative effect is shown on the Consolidated Statement of Income as "Cumulative effect of accounting change."

----------

     (1) These fair value hedging relationships reflect conversions of certain commodity contracts from fixed prices to market prices, in accordance with Conoco's Risk Management Policy. During the first six months of 2001, the ineffective portions of these hedges were immaterial.

     (2) Primarily reflects a pretax gain of $64 ($40 after-tax) related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption date of the Standards. Included in income before accounting change on the Consolidated Statement of Income is a $83 pretax expense ($52 after-tax) related to changes in the fair value of these same crude oil put options from January 1, 2001 to June 30, 2001.

     During the first six months of 2001, Conoco recorded an after-tax gain of $20 ($32 pretax) into other comprehensive income. This gain includes an after-tax gain of $21 related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas. During the next twelve-month period, $9 of the $21 after-tax gain associated with the forecasted sales of crude oil and natural gas is expected to be reclassified into income.

     The Standards are complex and subject to a potentially wide range of interpretations in their application. The FASB continues to consider several issues, and the potential exists for additional issues to be brought under its

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


review. Therefore, if subsequent FASB interpretations of the Standards are different than Conoco's initial application, it is possible that the impact of Conoco's application of the Standards, as described above, will be modified.

5.   SUMMARIZED FINANCIAL INFORMATION FOR PETROZUATA

     Summarized below is the consolidated financial information for Petrozuata C.A. on a 100 percent basis. We use the equity method to account for our noncontrolling 50.1 percent equity interest in Petrozuata.

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30                   JUNE 30
                                      -----------------------   -----------------------
                                         2001         2000         2001         2000
                                      ----------   ----------   ----------    ---------
RESULTS OF OPERATIONS
Sales .............................   $      150   $      128   $      258    $     290
Earnings before income taxes ......           22           80          (10)         198
Net income ........................           32           70           14          182

     Conoco's equity in Petrozuata's earnings was $16 for the three months ended June 30, 2001 and $7 for the six months ended June 30, 2001. Conoco's equity in Petrozuata's earnings was $35 for the three months ended June 30, 2000 and $91 for the six months ended June 30, 2000.

6.   EARNINGS PER SHARE

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

     For the three months and six months ended June 30, 2001 and June 30, 2000, basic EPS reflected the weighted-average number of shares of Class A and Class B common stock and deferred award units outstanding. Corresponding diluted EPS for the second quarter of 2001 and the first six months of 2001 included an additional 10,797,008 and 10,474,296 shares, respectively, while the second quarter of 2000 and first six months of 2000 included an additional 9,072,029 and 8,264,459 shares, respectively.

     The denominator is based on the following weighted-average number of common shares outstanding:

                      THREE MONTHS ENDED              SIX MONTHS ENDED
                            JUNE 30                       JUNE 30
                  ---------------------------   ---------------------------
                      2001           2000           2001           2000
                  ------------   ------------   ------------   ------------
Basic .........    625,428,654    624,592,364    625,066,622    625,104,421
Diluted .......    636,225,662    633,664,393    635,540,918    633,368,880

     Variable stock options for 1,331,300 shares of Class A and Class B common stock were outstanding for the three months and six months ended June 30, 2001. Variable stock options for 3,124,146 shares of Class A and Class B common stock were outstanding for the three months and six months ended June 30, 2000. These options were not included in the computation of diluted EPS because the threshold price required for these options to be vested had not been reached.

     For the three months and six months ended June 30, 2001, fixed stock options for 33,036 and 6,675,749 shares of Class A and Class B common stock were not included in the diluted earnings per share calculation. For the three months and six months ended June 30, 2000, fixed stock options for 72,454 and 77,194 shares of Class A and Class B common stock were not included in the diluted earnings per share calculation. The fixed options were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

7.   DIVIDENDS

     Dividends per share paid through June 30 are as follows:

                                                          2001   2000
                                                          ----   ----
First quarter .........................................   $.19   $.19
Second quarter ........................................    .19    .19
                                                          ----   ----
Dividends per share paid through June 30 ..............   $.38   $.38
                                                          ====   ====

     On July 23, 2001, Conoco declared a third quarter cash dividend of $.19 per share on each outstanding share of Class A and Class B common stock, payable on September 10, 2001, to shareholders of record on August 10, 2001.

8.   INVENTORIES

                                             JUNE 30,     DECEMBER 31,
                                               2001           2000
                                           ------------   ------------
Crude oil and petroleum products .......   $        825   $        643
Other merchandise ......................             26             27
Materials and supplies .................            126            121
                                           ------------   ------------
Inventories ............................   $        977   $        791
                                           ============   ============

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market. Additionally, Conoco has obligations under international contracts to purchase natural gas over periods up to 19 years. These long-term purchase obligations are at prices on par with June 30, 2001 quoted market prices. No material annual gain or loss is expected from these long-term commitments.

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

     Conoco also is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in Conoco's 2000 Annual Report on Form 10-K. Conoco assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. At June 30, 2001, the environmental accrual was $115. In management's opinion, this accrual was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


recognized. However, management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     At June 30, 2001, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,120 of the obligations of certain affiliated companies and others. No material loss is anticipated as a result of such agreements and guarantees. Conoco had no indirect guarantees as of June 30, 2001.

10.  MINORITY INTERESTS

     In March 2001, Conoco acquired the minority interest in Conoco Gas Holdings L.L.C. from Armadillo L.L.C. The acquisition resulted in a reduction of minority interest of $185, an increase in debt of $171 and a reduction in cash of $14. Conoco assumed the $171 debt from Armadillo L.L.C. and in the second quarter 2001, this debt was reclassified from short-term to long-term.

11.  COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30                 JUNE 30
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
Net income .......................................   $    552    $    456    $  1,205    $    855
Other comprehensive income (loss)
  Foreign currency translation adjustment ........        (32)       (175)       (149)       (220)
  Hedging activities .............................         22          --          20          --
                                                     --------    --------    --------    --------
Comprehensive income .............................   $    542    $    281    $  1,076    $    635
                                                     ========    ========    ========    ========

12.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                    UPSTREAM         DOWNSTREAM
                                                ---------------   ---------------    EMERGING                ELIMINA-   CONSOLI-
SEGMENT INFORMATION                              U.S.    INT'L.    U.S.    INT'L.   BUSINESSES   CORPORATE     TION      DATED
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
THREE MONTHS ENDED JUNE 30, 2001
Sales and other operating revenues ...........  $1,890   $  979   $4,575   $2,816   $       --   $      --   $     --   $ 10,260
Transfers between segments ...................     213      110       53       97           --          --       (473)        --
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Total operating revenues .....................  $2,103   $1,089   $4,628   $2,913   $       --   $      --   $   (473)  $ 10,260
                                                ======   ======   ======   ======   ==========   =========   ========   ========

Operating profit .............................  $  376   $  541   $  323   $  (45)  $      (25)  $     (47)  $     --   $  1,123

Equity in earnings of affiliates .............       6       29       24        1           (1)         --         --         59
Corporate non-operating items
   Interest and debt expense .................      --       --       --       --           --         (67)        --        (67)
   Interest income (net of misc.
    interest expense) ........................      --       --       --       --           --           5         --          5
   Other .....................................      --       --       --       --           --         (19)        --        (19)
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Income before income taxes ...................     382      570      347      (44)         (26)       (128)        --      1,101
Provision for income taxes ...................    (133)    (326)    (126)      (4)           9          31         --       (549)
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Net income (loss)(1) .........................  $  249   $  244   $  221   $  (48)  $      (17)  $     (97)  $     --   $    552
                                                ======   ======   ======   ======   ==========   =========   ========   ========
THREE MONTHS ENDED JUNE 30, 2000
Sales and other operating revenues ...........  $1,129   $  803   $4,507   $2,918   $       --   $      --   $     --   $  9,357
Transfers between segments ...................     169      163       51      150           --          --       (533)        --
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Total operating revenues .....................  $1,298   $  966   $4,558   $3,068   $       --   $      --   $   (533)  $  9,357
                                                ======   ======   ======   ======   ==========   =========   ========   ========

Operating profit .............................  $  198   $  434   $  137   $   50   $      (13)  $     (47)  $     --   $    759

Equity in earnings of affiliates .............       2       52       20        3           --          --         --         77
Corporate non-operating items
   Interest and debt expense .................      --       --       --       --           --         (89)        --        (89)
   Interest income (net of misc.
    interest expense) ........................      --       --       --       --           --          12         --         12
   Other .....................................      --       --       --       --           --          15         --         15
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Income before income taxes ...................     200      486      157       53          (13)       (109)        --        774
Provision for income taxes ...................     (64)    (223)     (55)     (14)           2          36         --       (318)
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Net income (loss)(1) .........................  $  136   $  263   $  102   $   39   $      (11)  $     (73)  $     --   $    456
                                                ======   ======   ======   ======   ==========   =========   ========   ========
SIX MONTHS ENDED JUNE 30, 2001
Sales and other operating revenues ...........  $4,576   $2,219   $8,378   $5,617   $        5   $      --   $     --   $ 20,795
Transfers between segments ...................     466      360      106      227           24          --     (1,183)        --
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Total operating revenues .....................  $5,042   $2,579   $8,484   $5,844   $       29   $      --   $ (1,183)  $ 20,795
                                                ======   ======   ======   ======   ==========   =========   ========   ========

Operating profit .............................  $  860   $1,109   $  428   $   41   $      (47)  $     (84)  $     --   $  2,307

Equity in earnings of affiliates .............      22       39       29       (5)          (5)         --         --         80
Corporate non-operating items
   Interest and debt expense .................      --       --       --       --           --        (142)        --       (142)
   Interest income (net of misc.
    interest expense) ........................      --       --       --       --           --          15         --         15
   Other .....................................      --       --       --       --           --         (14)        --        (14)
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Income before income taxes and accounting
    change ...................................     882    1,148      457       36          (52)       (225)        --      2,246
Provision for income taxes ...................    (309)    (648)    (165)     (31)          18          57         --     (1,078)
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Income before accounting change ..............     573      500      292        5          (34)       (168)        --      1,168
Cumulative effect of accounting change, net
    of income taxes ..........................       8       32       (3)      --           --          --         --         37
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Net income (loss)(1) .........................  $  581   $  532   $  289   $    5   $      (34)  $    (168)  $     --   $  1,205
                                                ======   ======   ======   ======   ==========   =========   ========   ========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                                   UPSTREAM         DOWNSTREAM
                                                ---------------   ---------------    EMERGING                ELIMINA-   CONSOLI-
SEGMENT INFORMATION                              U.S.    INT'L.    U.S.    INT'L.   BUSINESSES   CORPORATE     TION      DATED
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
SIX MONTHS ENDED JUNE 30, 2000
Sales and other operating revenues ...........  $2,136   $1,698   $8,224   $5,822   $        1   $      --   $     --   $ 17,881
Transfers between segments ...................     346      331       88      285           --          --     (1,050)        --
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Total operating revenues .....................  $2,482   $2,029   $8,312   $6,107   $        1   $      --   $ (1,050)  $ 17,881
                                                ======   ======   ======   ======   ==========   =========   ========   ========

Operating profit .............................  $  408   $  937   $  102   $  115   $      (23)  $     (79)  $     --   $  1,460
Equity in earnings of affiliates .............       7      124       27       (1)          --          --         --        157
Corporate non-operating items
   Interest and debt expense .................      --       --       --       --           --        (172)        --       (172)
   Interest income (net of misc.
    interest expense) ........................      --       --       --       --           --          23         --         23
   Other .....................................      --       --       --       --           --          18         --         18
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Income before income taxes ...................     415    1,061      129      114          (23)       (210)        --      1,486
Provision for income taxes ...................    (136)    (501)     (38)     (26)           5          65         --       (631)
                                                ------   ------   ------   ------   ----------   ---------   --------   --------
Net income (loss)(1) .........................  $  279   $  560   $   91   $   88   $      (18)  $    (145)  $     --   $    855
                                                ======   ======   ======   ======   ==========   =========   ========   ========

TOTAL ASSETS
   At June 30, 2001 ..........................  $3,978   $7,095   $3,646   $2,932   $      165   $     809   $     --   $ 18,625
   At December 31, 2000 ......................  $3,733   $7,195   $3,461   $2,925   $       88   $     725   $     --   $ 18,127

----------
(1)  Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED JUNE 30, 2001
Humber impairments ...........................  $   --  $   --  $   --   $  (54)  $       --  $      --   $     --  $    (54)
                                                ------  ------  ------   ------   ----------  ---------   --------  --------
Total special items ..........................  $   --  $   --  $   --   $  (54)  $       --  $      --   $     --  $    (54)
                                                ======  ======  ======   ======   ==========  =========   ========  ========
THREE MONTHS ENDED JUNE 30, 2000
Discontinued businesses ......................  $   --  $   --  $   --   $   --   $       --  $      (4)  $     --  $     (4)
                                                ------  ------  ------   ------   ----------  ---------   --------  --------
Total special items ..........................  $   --  $   --  $   --   $   --   $       --  $      (4)  $     --  $     (4)
                                                ======  ======  ======   ======   ==========  =========   ========  ========
SIX MONTHS ENDED JUNE 30, 2001
Cumulative effect of accounting change........  $    8  $   32  $   (3)  $   --   $       --  $      --   $     --  $     37
Humber impairments ...........................      --      --      --      (54)          --         --         --       (54)
                                                ------  ------  ------   ------   ----------  ---------   --------  --------
Total special items ..........................  $    8  $   32  $   (3)  $  (54)  $       --  $      --   $     --  $    (17)
                                                ======  ======  ======   ======   ==========  =========   ========  ========
SIX MONTHS ENDED JUNE 30, 2000
Asset sales ..................................  $   27  $   --  $   --   $   --   $       --  $      --   $     --  $     27
Litigation ...................................      --      --     (16)      --           --         --         --       (16)
Discontinued businesses ......................      --      --      --       --           --         (4)        --        (4)
Property impairments .........................      --      --      (3)      --           --         --         --        (3)
                                                ------  ------  ------   ------   ----------  ---------   --------  --------
Total special items ..........................  $   27  $   --  $  (19)  $   --   $       --  $      (4)  $     --  $      4
                                                ======  ======  ======   ======   ==========  =========   ========  ========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Special items for the second quarter 2001 included a charge of $54 to record repairs and other costs associated with the April 16, 2001 explosion and fire at our Humber refinery in North Lincolnshire, U.K.

     In addition to the special item set forth in the previous paragraph, special items for the first six months of 2001 included a cumulative transition gain of $37 recorded on January 1, 2001 upon initial adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This cumulative transition gain included a $40 gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of the Standards and a $3 charge in U.S. downstream associated with various derivatives.

     The $40 upstream gain consisted of $8 that was U.S. related and $32 that was related to international operations. Also included in net income for upstream was a $9 expense for the second quarter of 2001 and a $52 expense for the first six months of 2001 related to changes in the fair value of these same crude oil put options. The $9 expense for the second quarter of 2001 consisted of $1 for U.S. operations and $8 for international operations while the $52 for the first six months of 2001 consisted of $10 for U.S. operations and $42 for international operations.

     Special items for the second quarter of 2000 included a loss of $4 for settlement costs associated with the separation agreement from DuPont related to discontinued business.

     In addition to the special item set forth in the previous paragraph, special items for the first six months of 2000 included a $27 gain from the sale of natural gas processing assets in the U.S., a $16 loss for litigation provisions and $3 for the write-off of related refinery assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first six months of 2001 increased $509 million to $1,623 million from $1,114 million in the first six months of 2000. Cash provided by operations before changes in operating assets and liabilities increased $806 million compared to the first six months of 2000, primarily due to strong natural gas prices and refining margins along with higher crude oil sales volumes. Negative changes to net operating assets and liabilities of $297 million were primarily due to decreased payables, partially offset by decreased receivables.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                     -------------------
                                                       2001       2000
                                                     --------   --------
                                                        (IN MILLIONS)
Upstream
    United States ................................   $    287   $    253
    International ................................        413        501
                                                     --------   --------
        Total upstream ...........................        700        754
Downstream
    United States ................................         67        114
    International ................................        103        114
                                                     --------   --------
        Total downstream .........................        170        228
Emerging businesses ..............................         90         68
Corporate ........................................         11         11
                                                     --------   --------
Total capital expenditures and investments .......   $    971   $  1,061
                                                     ========   ========

United States ....................................   $    446   $    446
International ....................................        525        615
                                                     --------   --------
Total capital expenditures and investments .......   $    971   $  1,061
                                                     ========   ========

     Total capital expenditures and investments were $971 million for the first six months of 2001, a decrease of $90 million, or 8 percent, versus capital expenditures and investments of $1,061 million for the first six months of 2000. The decrease was primarily due to lower spending on international upstream acquisitions and lower expenditures on U.S. refining operations. A more detailed description and analysis of capital expenditures and investments by operating segment within the U.S. and international follows below. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

     Upstream

     Upstream capital expenditures and investments totaled $700 million for the first six months of 2001 compared to $754 million for the first six months of 2000. The decrease of $54 million, or approximately 7 percent, was primarily the result of lower spending on international acquisitions. Expenditures in 2000 included the acquisition of Canadian natural gas processing and gathering assets.

     United States

     During the first six months of 2001, Conoco spent $287 million on U.S. capital projects, an increase of $34 million, or 13 percent, from $253 million in the first six months of 2000. The increase in expenditures in 2001 versus 2000 was primarily due to higher development drilling costs resulting from higher commodity prices.

     International

     International upstream capital expenditures and investments totaled $413 million in the first six months of 2001, a decrease of $88 million, or 18 percent, from $501 million in the first six months of 2000. The decrease was primarily the result of lower spending on acquisitions. Expenditures in 2000 included the acquisition of Canadian natural gas processing and gathering assets.

     On July 16, 2001, Conoco purchased Gulf Canada Resources Limited (Gulf Canada) for approximately $4,500 million in cash. Conoco arranged a $4,500 million bridge credit facility to finance the transaction. Conoco assumed approximately $2,000 million of Gulf Canada's net debt, preferred stock and minority interests. The total purchase price was approximately $6,500 million.

     On July 2, 2001, Conoco purchased for approximately $70 million a 6.4 percent equity interest in the Grane oil field located in the Norwegian North Sea.

     Downstream

     Downstream capital expenditures and investments totaled $170 million in the first six months of 2001, a decrease of $58 million, or 25 percent, versus $228 million in the first six months of 2000, primarily reflecting decreased expenditures on U.S. refining operations.

     United States

     During the first six months of 2001, Conoco spent $67 million on downstream U.S. capital projects, down $47 million, or 41 percent, from $114 million in the first six months of 2000. Expenditures in the first six months of 2001 were principally related to several small investments in our pipeline and refining operations. Capital expenditures and investments in the first six months of 2000 were primarily related to the new units being installed at our Lake Charles, Louisiana refinery to process synthetic crude from Petrozuata, our Venezuelan joint venture, as well as our ongoing refining and marketing operations.

     International

     Conoco spent $103 million on downstream international capital projects during the first six months of 2001, down $11 million, or 10 percent, from $114 million in the first six months of 2000. The majority of the funds in 2001 were directed towards our ongoing refining and marketing operations as well as continuing clean fuels investments. In the first six months of 2000, a major portion of capital expenditures and investments reflected upgrades to meet clean fuels specifications in Europe and our ongoing refining and marketing operations.

     Emerging Businesses

     Emerging businesses capital expenditures and investments totaled $90 million in the first six months of 2001, an increase of $22 million, or 32 percent, compared to $68 million in the first six months of 2000. The increased expenditures during the first six months of 2001 were primarily related to the continued construction of our carbon fibers manufacturing plant in Ponca City, Oklahoma and project costs associated with our power business.

     Corporate

     Corporate capital expenditures and investments totaled $11 million in the first six months of 2001 unchanged as compared to $11 million in the first six months of 2000. Expenditures during the first six months of 2001 were largely for computer infrastructure.

PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $98 million for the first six months of 2001, a decrease of $27 million, or 22 percent, from $125 million in the first six months of 2000. Proceeds in the first six months of 2001 were primarily the result of the sale of our interest in Arkhangelskgeoldobycha, a Russian oil company, the sale of retail units and natural gas facilities in the United States and exiting our downstream operation in Spain. Proceeds in the first six months of 2000 were primarily the result of the sale of non-strategic natural gas processing assets in the U.S.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At June 30, 2001, Conoco had an unsecured $2,000 million revolving credit facility with a syndicate of U.S. and international banks. The terms consist of a 364-day committed facility in the amount of $1,350 million and a five-year committed facility, with over two years remaining, in the amount of $650 million. Conoco had no outstanding borrowings under the credit facility at June 30, 2001.

     Conoco maintains a $2,000 million U.S. commercial paper program and a euro 500 million European commercial paper program that are fully supported by the credit facility. Conoco has the ability to issue commercial paper at any time with maturities not to exceed 270 days. At June 30, 2001, there was no commercial paper outstanding.

     In March 2001, Conoco acquired the minority interest in Conoco Gas Holdings L.L.C. from Armadillo L.L.C. The acquisition resulted in a reduction of minority interest of $185 million, an increase in debt of $171 million and a reduction in cash of $14 million. Conoco assumed the $171 million debt from Armadillo L.L.C. and in the second quarter 2001, this debt was reclassified from short-term to long-term.

     Total Conoco debt was $4,363 million at June 30, 2001, down $31 million versus $4,394 million at December 31, 2000. The total debt-to-capitalization ratio was 40.3 percent at June 30, 2001 and 43.8 percent at December 31, 2000.

     In order to fund the Gulf Canada acquisition, Conoco executed a $4,500 million senior unsecured 364-day bridge credit facility on June 29, 2001. The total amount of the facility was drawn on July 16, 2001. Based on the tenor of the loan, funds advanced under this facility are based on LIBOR or prime interest. We intend to refinance this facility in the capital markets prior to expiration.

     We intend to reduce total debt between $2,000 million and $2,500 million by the end of 2002 by a combination of cash flow from operations, asset dispositions, rationalization of our capital spending program and suspension of our previously announced stock buyback program.

(b) RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30                JUNE 30
                                                               --------------------    --------------------
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
                                                                              (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
   Upstream
     United States .........................................   $  1,890    $  1,129    $  4,576    $  2,136
     International .........................................        979         803       2,219       1,698
                                                               --------    --------    --------    --------
           Total upstream ..................................      2,869       1,932       6,795       3,834
   Downstream
     United States .........................................      4,575       4,507       8,378       8,224
     International .........................................      2,816       2,918       5,617       5,822
                                                               --------    --------    --------    --------
           Total downstream ................................      7,391       7,425      13,995      14,046
   Emerging businesses .....................................         --          --           5           1
   Corporate ...............................................         --          --          --          --
                                                               --------    --------    --------    --------
Sales and other operating revenues .........................   $ 10,260    $  9,357    $ 20,795    $ 17,881
                                                               ========    ========    ========    ========

AFTER-TAX OPERATING INCOME
   Upstream
     United States .........................................   $    249    $    136    $    581    $    279
     International .........................................        244         263         532         560
                                                               --------    --------    --------    --------
           Total upstream ..................................        493         399       1,113         839
   Downstream
     United States .........................................        221         102         289          91
     International .........................................        (48)         39           5          88
                                                               --------    --------    --------    --------
           Total downstream ................................        173         141         294         179
   Emerging businesses .....................................        (17)        (11)        (34)        (18)
   Corporate ...............................................        (31)        (29)        (55)        (51)
                                                               --------    --------    --------    --------
           Total after-tax operating income ................        618         500       1,318         949
Interest and other non-operating expenses net of tax .......        (66)        (44)       (113)        (94)
                                                               --------    --------    --------    --------
Net income .................................................   $    552    $    456    $  1,205    $    855
                                                               ========    ========    ========    ========

SPECIAL ITEMS

     Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30                 JUNE 30
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
                                                                    (IN MILLIONS)
UPSTREAM
   Cumulative effect of accounting change ........   $     --    $     --    $     40    $     --
   Asset sales ...................................         --          --          --          27
                                                     --------    --------    --------    --------
        Total upstream special items .............         --          --          40          27
DOWNSTREAM
   Cumulative effect of accounting change ........         --          --          (3)         --
   Humber impairments ............................        (54)         --         (54)         --
   Property impairments ..........................         --          --          --          (3)
   Litigation ....................................         --          --          --         (16)
                                                     --------    --------    --------    --------
        Total downstream special items ...........        (54)         --         (57)        (19)
CORPORATE
   Discontinued businesses .......................         --          (4)         --          (4)
                                                     --------    --------    --------    --------
         Total corporate special items ...........         --          (4)         --          (4)
                                                     --------    --------    --------    --------
Total special items ..............................   $    (54)   $     (4)   $    (17)   $      4
                                                     ========    ========    ========    ========

     Special items for the second quarter 2001 included a charge of $54 million to record repairs and other costs associated with the April 16, 2001 explosion and fire at our Humber refinery in North Lincolnshire, U.K.

     In addition to the special item set forth in the previous paragraph, special items for the first six months of 2001 included a cumulative transition gain of $37 million recorded on January 1, 2001 upon initial adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This cumulative transition gain included a $40 million gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of the Standards and a $3 million charge in U.S. downstream associated with various derivatives.

     The $40 million upstream gain consisted of $8 million that was U.S. related and $32 million that was related to international operations. Also included in net income for upstream was a $9 million expense for the second quarter of 2001 and a $52 million expense for the first six months of 2001 related to changes in the fair value of these same crude oil put options. The $9 million expense for the second quarter of 2001 consisted of $1 million for U.S. operations and $8 million for international operations while the $52 million for the first six months of 2001 consisted of $10 million for U.S. operations and $42 million for international operations.

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

     SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

     Net income was $552 million in the second quarter of 2001, up 21 percent from $456 million in the second quarter of 2000. Net income before special items was $606 million in the second quarter of 2001, up 32 percent from $460 million in the second quarter of 2000. These increases predominantly reflected strong refining margins and natural gas prices, as well as higher crude oil sales volumes, partly offset by increased overhead and operating expenses.

     Sales and other operating revenues for the second quarter of 2001 were $10,260 million, up 10 percent from $9,357 million in the second quarter of 2000, primarily due to higher natural gas prices. Crude oil and refined product buy/sell and natural gas resale activities in the second quarter of 2001 totaled $2,743 million, up 24 percent compared to $2,218 million in the second quarter of 2000, principally due to higher natural gas prices.

     Income from equity affiliates for the second quarter of 2001 was $59 million, down $18 million, or 23 percent, compared to $77 million in the second quarter of 2000. This decrease resulted primarily from increased costs during the start-up phase at Petrozuata and lower prices for heavy crude, which reduced our second quarter earnings from Petrozuata by $18 million.

     Other income for the second quarter of 2001 was $114 million, up 58 percent from $72 million in the second quarter of 2000. Other income included a gain of $38 million generated by the natural gas and crude oil derivative instruments initiated in anticipation of the Gulf Canada acquisition. Other income also included losses of $15 million related to the change during the quarter in the market value of crude oil put options.

     Cost of goods sold for the second quarter of 2001 totaled $6,227 million, an increase of $469 million, or 8 percent, compared to $5,758 million in the second quarter of 2000, primarily attributable to the increase in natural gas prices and higher refinery feedstock costs.

     Operating expenses for the second quarter of 2001 were $700 million, up 28 percent, compared to $547 million for the second quarter of 2000. This increase was mainly due to the higher energy costs experienced by our downstream operations, and higher volume-related and price-related operating costs and higher transportation charges experienced by our upstream operations.

     Selling, general and administrative expenses for the second quarter 2001 were $208 million, an increase of $15 million, or 8 percent, compared to $193 million for the second quarter of 2000. The increase was primarily related to higher computer services expenses and expenses associated with an employee compensation program.

     Exploration expenses for the second quarter of 2001 totaled $56 million, down $2 million, or 3 percent, from $58 million in the second quarter of 2000, as higher exploration expenditures were more than offset by lower dry hole costs.

     Depreciation, depletion and amortization (DD&A) for the second quarter of 2001 totaled $338 million, an increase of $29 million, or 9 percent, compared to $309 million in the second quarter of 2000. The increase was principally due to changes in rates and field mix.

     Provision for income taxes for the second quarter of 2001 totaled $549 million, up 73 percent, compared to $318 million for the second quarter of 2000, as a result of significantly higher pretax income. The effective tax rate, approximately 50 percent in the second quarter of 2001 compared to 41 percent in the second quarter of 2000, was higher due to a greater portion of 2001 earnings being generated by operations in countries with higher effective tax rates and the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2001.

     FIRST SIX MONTHS 2001 VERSUS FIRST SIX MONTHS 2000

     Conoco had net income of $1,205 million in the first six months of 2001, up 41 percent from $855 million in the first six months of 2000. Net income before special items was $1,222 million in the first six months of 2001, up 44 percent from $851 million in the first six months of 2000. These increases predominantly reflected higher global natural gas prices, stronger refining margins and increased crude oil sales volumes. Partly offsetting these increases were lower equity earnings from affiliates and higher overhead and operating expenses.

     Sales and other operating revenues for the first six months of 2001 were $20,795 million, up 16 percent from $17,881 million in the first six months of 2000, principally due to higher natural gas prices. Crude oil and refined product buy/sell and natural gas resale activities in the first six months of 2001 totaled $5,575 million, up 37 percent compared to $4,078 million in the first six months of 2000, primarily due to higher natural gas prices.

     Income from equity affiliates for the first six months of 2001 was $80 million, down $77 million, or 49 percent, compared to $157 million in the first six months of 2000. Increased costs during the start-up phase at Petrozuata and lower prices for heavy crude reduced our first six months earnings from Petrozuata by $83 million. This was partially offset by an increase in our earnings from the Pocahontas Gas partnership due to strong U.S. natural gas prices.

     Other income for the first six months of 2001 was $145 million, down 9 percent from $159 million in the first six months of 2000. Other income included a gain of $38 million generated by the natural gas and crude oil derivative instruments initiated in anticipation of the Gulf Canada acquisition. Other income also included losses of $83 million related to the change during the six month period in the market value of crude oil put options.

     Cost of goods sold for the first six months of 2001 totaled $12,756 million, an increase of $1,874 million, or 17 percent, compared to $10,882 million in the first six months of 2000, primarily due to the increase in natural gas prices and higher refinery feedstock costs.

     Operating expenses for the first six months of 2001 were $1,314 million, up 25 percent, compared to $1,053 million for the first six months of 2000. This increase was primarily attributable to the higher energy costs experienced by our downstream operations, higher volume-related and price-related operating costs, and higher transportation and tariff charges experienced by our upstream operations.

     Selling, general and administrative expenses for the first six months of 2001 were $404 million, an increase of $23 million, or 6 percent, compared to $381 million for the first six months of 2000. The increase was related to higher computer services expenses and expenses associated with an employee compensation program.

     Exploration expenses for the first six months of 2001 totaled $93 million, down $2 million, or 2 percent, from $95 million for the first six months of 2000, reflecting higher exploration expenditures more than offset by lower dry hole costs.

     DD&A for the first six months of 2001 totaled $691 million, an increase of $43 million, or 7 percent, compared to $648 million in the first six months of 2000. The increase was principally due to changes in rates and field mix.

     Provision for income taxes for the first six months of 2001 totaled $1,078 million, up 71 percent, compared to $631 million for the first six months of 2000, as a result of significantly higher pretax income. The effective tax rate, approximately 48 percent in the first six months of 2001 compared to 42 percent in the first six months of 2000, was higher due to a greater portion of 2001 earnings being generated by operations in countries with higher effective tax rates and the reduced impact of U.S. alternative fuels tax credits on higher pretax income in 2001.

UPSTREAM SEGMENT RESULTS

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30               JUNE 30
                                          -------------------   --------------------
                                            2001       2000       2001        2000
                                          --------   --------   --------    --------
                                                       (IN MILLIONS)
After-tax operating income
  United States .......................   $    249   $    136   $    581    $    279
  International .......................        244        263        532         560
                                          --------   --------   --------    --------
    After-tax operating income ........        493        399      1,113         839
Special items
  United States .......................         --         --         (8)        (27)
  International .......................         --         --        (32)         --
                                          --------   --------   --------    --------
    Special items .....................         --         --        (40)        (27)
Earnings before special items
  United States .......................        249        136        573         252
  International .......................        244        263        500         560
                                          --------   --------   --------    --------
Earnings before special items .........   $    493   $    399   $  1,073    $    812
                                          ========   ========   ========    ========

     The following tables set forth for Conoco (including equity affiliates), Conoco (excluding equity affiliates) and its equity affiliates, average sales prices per barrel of crude oil and condensate sold and average sales prices per thousand cubic feet (mcf) of natural gas sold.

                                                            TOTAL     UNITED
                                                          WORLDWIDE   STATES   INT'L.
                                                          ---------   ------   ------
                                                            (UNITED STATES DOLLARS)
TOTAL CONOCO
  For the quarter ended June 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......   $   23.82   $24.21   $23.75
     Per mcf of natural gas sold ......................        3.89     4.47     3.33
  For the quarter ended June 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       25.16    26.20    24.93
     Per mcf of natural gas sold ......................        2.56     2.66     2.46
  For the first six months ended June 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       23.51    24.75    23.29
     Per mcf of natural gas sold ......................        4.61     5.62     3.73
  For the first six months ended June 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       25.25    26.39    25.04
     Per mcf of natural gas sold ......................        2.44     2.39     2.48

                                                            TOTAL     UNITED
                                                          WORLDWIDE   STATES   INT'L.
                                                          ---------   ------   ------
                                                            (UNITED STATES DOLLARS)

CONSOLIDATED COMPANIES
  For the quarter ended June 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......   $   25.92   $24.21   $26.29
     Per mcf of natural gas sold ......................        3.87     4.45     3.33
  For the quarter ended June 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       26.11    26.20    26.09
     Per mcf of natural gas sold ......................        2.56     2.66     2.46
  For the first six months ended June 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       25.32    24.75    25.46
     Per mcf of natural gas sold ......................        4.59     5.60     3.73
  For the first six months ended June 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       26.20    26.39    26.16
     Per mcf of natural gas sold ......................        2.44     2.39     2.48
EQUITY AFFILIATES
  For the quarter ended June 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......   $   14.51   $   --   $14.51
     Per mcf of natural gas sold ......................        5.28     5.28       --
  For the quarter ended June 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       20.03       --    20.03
     Per mcf of natural gas sold ......................        2.91     2.91       --
  For the first six months ended June 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       13.61       --    13.61
     Per mcf of natural gas sold ......................        6.36     6.36       --
  For the first six months ended June 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ......       20.40       --    20.40
     Per mcf of natural gas sold ......................        2.75     2.75       --

     SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

     Upstream earnings before special items were $493 million in the second quarter of 2001, up 24 percent from $399 million in the second quarter of 2000, driven by stronger natural gas prices and increased crude oil volumes. U.S. upstream earnings before special items totaled $249 million in the second quarter of 2001, up 83 percent from $136 million in the comparable period of 2000, reflecting higher natural gas prices, partly offset by increased overhead and operating costs. International upstream earnings before special items were $244 million, a decrease of 7 percent from $263 million in the comparable period in 2000. The decline was primarily attributable to lower equity earnings from Petrozuata, higher overhead and operating costs, and tax benefits realized in the same period in 2000. These decreases were partly offset by higher natural gas prices and higher crude oil volumes.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $23.82 per barrel for the quarter, down $1.34 per barrel, or 5 percent, from $25.16 per barrel in the second quarter of 2000. Worldwide net realized natural gas prices, including equity affiliates, averaged $3.89 per mcf for the quarter, compared with $2.56 per mcf in the same period in 2000, an increase of 52 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, in the second quarter of 2001 was 384,000 barrels per day versus 361,000 barrels per day in the second quarter of 2000, a 6 percent increase. U.S. petroleum liquids production was down 13 percent as a result of natural gas liquids production decreases and natural field decline in the mid-continent region and the Gulf of Mexico. International petroleum liquids production increased 12 percent to 312,000 barrels per day due to increases in Vietnam, Indonesia, Petrozuata and the U.K.

     Worldwide natural gas production, including our share of equity affiliates, in the second quarter of 2001 was up 1 percent at 1,716 million cubic feet
(mmcf) per day from 1,703 mmcf per day in the second quarter of 2000. U.S. natural gas production was down 1 percent while international natural gas production was 2 percent higher. The international increase was mainly due to increases in our U.K. Britannia and Viking fields.

     FIRST SIX MONTHS 2001 VERSUS FIRST SIX MONTHS 2000

     Upstream earnings before special items were $1,073 million in the first six months of 2001, up 32 percent from $812 million in the first six months of 2000, driven by stronger natural gas prices and increased crude oil volumes. U.S. upstream earnings before special items totaled $573 million in the first six months of 2001, up 127 percent from $252 million in the comparable period of 2000, reflecting higher natural gas prices, partly offset by increased overhead and operating costs. International upstream earnings before special items were $500 million, a decrease of 11 percent from $560 million in the comparable period in 2000. The decline was primarily attributable to lower equity earnings from Petrozuata, higher overhead and operating costs, and tax benefits realized in the same period in 2000. These decreases were partly offset by higher natural gas prices and higher crude oil volumes.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $23.51 per barrel for the first six months of 2001, down $1.74 per barrel, or 7 percent, from $25.25 per barrel in the first six months of 2000. Worldwide net realized natural gas prices, including equity affiliates, averaged $4.61 per mcf for the first six months of 2001, compared with $2.44 per mcf in the same period in 2000, an increase of 89 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, for the first six months of 2001 was 382,000 barrels per day versus 368,000 barrels per day for the first six months of 2000, a 4 percent increase. U.S. petroleum liquids production was down 8 percent as a result of natural gas liquids production decreases, and natural field decline in the mid-continent region and the Gulf of Mexico. International petroleum liquids production increased 7 percent to 309,000 barrels per day due to increases in Vietnam, Indonesia, Petrozuata and the U.K. resulting from our Saga U.K. Ltd. acquisition.

     Worldwide natural gas production, including our share of equity affiliates, in the first six months of 2001 was essentially unchanged at 1,768 mmcf per day from 1,773 mmcf per day in the first six months of 2000. U.S. natural gas production was up only slightly while international natural gas production was 1 percent lower. The international decrease was mainly attributable to natural field decline in several U.K. fields.

DOWNSTREAM SEGMENT RESULTS

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30                JUNE 30
                                      --------------------   -------------------
                                        2001        2000       2001       2000
                                      --------    --------   --------   --------
                                                    (IN MILLIONS)
After-tax operating income
  United States ...................   $    221    $    102   $    289   $     91
  International ...................        (48)         39          5         88
                                      --------    --------   --------   --------
    After-tax operating income ....        173         141        294        179
Special items
  United States ...................         --          --          3         19
  International ...................         54          --         54         --
                                      --------    --------   --------   --------
    Special items .................         54          --         57         19
Earnings before special items
  United States ...................        221         102        292        110
  International ...................          6          39         59         88
                                      --------    --------   --------   --------
Earnings before special items .....   $    227    $    141   $    351   $    198
                                      ========    ========   ========   ========

     SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

     Downstream earnings before special items were $227 million for the second quarter of 2001, an increase of 61 percent from $141 million in the comparable period in 2000. U.S. downstream earnings before special items were $221 million for the second quarter of 2001, up $119 million, or 117 percent, from $102 million in the second quarter of 2000. The increase was primarily attributable to the impact of stronger refining margins, partly offset by lower refining volumes and higher overhead and operating expenses, mostly energy costs. International downstream earnings before special items were $6 million for the second quarter of 2001, down 85 percent from $39 million in the comparable period in 2000, mainly reflecting a decrease in refinery throughputs due to the fire at the U.K. Humber refinery, partly offset by improved marketing margins in Germany. Worldwide refined product sales in the second quarter of 2001 were 1,464,000 barrels per day, down 9 percent from the second quarter of 2000, generally due to lower refinery volumes in Europe.

     FIRST SIX MONTHS 2001 VERSUS FIRST SIX MONTHS 2000

     Downstream earnings before special items were $351 million for the first six months of 2001, an increase of 77 percent from $198 million in the comparable period in 2000. U.S. downstream earnings before special items were $292 million for the first six months of 2001, up $182 million, or 165 percent, from $110 million in the first six months of 2000. The increase was largely attributable to the impact of stronger refining margins, partly offset by higher overhead and operating expenses, primarily energy costs. International downstream earnings before special items were $59 million for the first six months of 2001, down 33 percent from $88 million in the comparable period in 2000, primarily reflecting a decrease in refinery throughputs due to the fire at the U.K. Humber refinery, partly offset by improved marketing margins. Worldwide refined product sales in the first six months of 2001 were 1,471,000 barrels per day, slightly lower than the 1,486,000 barrels per day in the first six months of 2000.

EMERGING BUSINESSES SEGMENT RESULTS

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30                JUNE 30
                                      --------------------    --------------------
                                        2001        2000        2001        2000
                                      --------    --------    --------    --------
                                                     (IN MILLIONS)
After-tax operating loss ..........   $    (17)   $    (11)   $    (34)   $    (18)
Special items .....................         --          --          --          --
                                      --------    --------    --------    --------
Losses before special items .......   $    (17)   $    (11)   $    (34)   $    (18)
                                      ========    ========    ========    ========

     SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

     Emerging businesses operating losses were $17 million for the second quarter of 2001, an increase of $6 million compared to the second quarter of 2000, principally resulting from higher research and development costs for our natural gas refining and carbon fibers ventures.

     FIRST SIX MONTHS 2001 VERSUS FIRST SIX MONTHS 2000

     For the first six months of 2001, emerging businesses operating losses were $34 million, an increase of $16 million compared to the first six months of 2000, predominantly resulting from higher research and development costs for our natural gas refining and carbon fibers ventures.

CORPORATE SEGMENT RESULTS

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30                  JUNE 30
                                      --------------------    --------------------
                                        2001        2000        2001        2000
                                      --------    --------    --------    --------
                                                     (IN MILLIONS)
After-tax operating loss ..........   $    (31)   $    (29)   $    (55)   $    (51)
Special items .....................         --           4          --           4
                                      --------    --------    --------    --------
Losses before special items .......   $    (31)   $    (25)   $    (55)   $    (47)
                                      ========    ========    ========    ========

     SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

     For the second quarter of 2001, corporate operating expenses totaled $31 million, an increase of $6 million compared to the second quarter of 2000, mainly due to higher technology and compensation costs.

     FIRST SIX MONTHS 2001 VERSUS FIRST SIX MONTHS 2000

     Corporate operating expenses totaled $55 million for the first six months of 2001, an increase of $8 million compared to the first six months of 2000, mostly due to higher technology, advertising and compensation costs.

INTEREST AND OTHER NON-OPERATING EXPENSES NET OF TAX

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30                 JUNE 30
                                                               --------------------    --------------------
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
                                                                              (IN MILLIONS)
Interest expense on debt ...................................   $    (65)   $    (70)   $   (132)   $   (136)
Interest income ............................................         14          10          25          18
Exchange gains (losses) ....................................        (12)         16          (3)         24
Other ......................................................         (3)         --          (3)         --
                                                               --------    --------    --------    --------
Interest and other non-operating expenses net of tax .......   $    (66)   $    (44)   $   (113)   $    (94)
                                                               ========    ========    ========    ========

     SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

     Interest and other non-operating expenses for the second quarter of 2001 amounted to $66 million, an increase of $22 million, or 50 percent, compared to $44 million in the comparable period in 2000. This impairment is primarily attributable to foreign currency exchange losses.

     FIRST SIX MONTHS 2001 VERSUS FIRST SIX MONTHS 2000

     For the first six months of 2001, interest and other non-operating expenses amounted to $113 million, an increase of $19 million, or 20 percent, compared to $94 million in the comparable period in 2000. This impairment is mostly due to foreign currency exchange losses.

TAX MATTERS

     During the period ended June 30, 2001, Conoco recorded a reduction in deferred tax assets of $43 million due to the utilization of prior year U.S. alternative minimum tax credit carry forwards. Conoco continues to believe it is more likely than not that the deferred tax asset based on remaining U.S. alternative minimum tax credit carry forwards will be realized in future years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Information about interest rate risk for the period ended June 30, 2001 did not differ materially from that discussed under "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Conoco's 2000 Annual Report on Form 10-K.

     Changes in commodity price risk and foreign currency risk for the period ended June 30, 2001, are summarized below.

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

     Conoco's policy is generally to be exposed to market pricing for commodity purchases and sales. From time to time, management may use derivatives to establish longer-term positions to hedge the price risk for Conoco's equity crude oil and natural gas production, as well as its refinery margins. Specifically, in conjunction with our recently completed $6,500 million acquisition of Gulf Canada, we have initiated an extensive hedging program to mitigate our exposure to volatile crude oil and natural gas prices through the purchase of derivative instruments.

     Conoco does limited amounts of trading for profit unrelated to its underlying physical business. After-tax gain or loss from trading for profit activities has not been material.

     The fair value gain or loss of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table as follows:

                                                        CHANGE IN FAIR VALUE
                                                          FROM 10% ADVERSE
                                           FAIR VALUE       PRICE CHANGE
                                           ----------   --------------------
COMMODITY DERIVATIVES(1)

AT JUNE 30, 2001
Crude Oil and Refined Products
   Trading .............................   $       --        $       (1)
   Non-trading(2)(3) ...................           26               (66)
                                           ----------        ----------
Combined ...............................   $       26        $      (67)
                                           ==========        ==========

Natural Gas
   Trading .............................   $        3        $       --
   Non-trading(4) ......................           19               (13)
                                           ----------        ----------
Combined ...............................   $       22        $      (13)
                                           ==========        ==========

AT DECEMBER 31, 2000
Crude Oil and Refined Products
   Trading .............................   $        1        $        1
   Non-trading(2) ......................           92               (29)
                                           ----------        ----------
Combined ...............................   $       93        $      (28)
                                           ==========        ==========

Natural Gas
   Trading .............................   $        3        $        2
   Non-trading .........................          103               (33)
                                           ----------        ----------
Combined ...............................   $      106        $      (31)
                                           ==========        ==========

----------

(1) Includes derivative instruments that can be settled in cash or by physical delivery of the commodity.

(2) Includes purchased crude oil put options with a strike price of $22.00 (West Texas Intermediate equivalent) per barrel on 63 million barrels during the period of April through December 2001.

(3) Includes collars with a $25.00 floor price and a $27.77 cap price (West Texas Intermediate equivalent) on 17.3 million barrels for the period October 2001 through December 2002.

     Includes swaps at $25.30 on 15.3 million barrels for the period October 2001 through December 2002.

(4) Includes collars with a $4.00 floor price and a $4.60 cap price (NYMEX equivalent) on approximately 54.8 billion cubic feet for the period October 2001 through December 2002.

     Includes swaps at $4.02 on approximately 91.4 billion cubic feet for the period October 2001 through December 2002.

     The fair values of the futures contracts are based on quoted market prices obtained from the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange of London. The fair values of swaps and other over-the-counter instruments are estimated based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been closed out at the end of the period.

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

     FOREIGN CURRENCY RISK

     At June 30, 2001, Conoco had no foreign currency swaps associated with our European commercial paper program.

     At June 30, 2001, Conoco had open foreign currency exchange derivative instruments related to the anticipated Gulf Canada acquisition with a fair value of $1 million. A 10 percent adverse change in foreign currency exchange rates would change the fair value of the derivative instruments by $180 million.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 2000 Annual Report on Form 10-K and the first quarter 2001 report on Form 10-Q.

     During June 2001, the New Mexico Environmental Department (NMED) issued two Compliance Orders to Conoco, one related to the Maljamar Gas Plant and the other related to the San Juan Basin Gas Plant. The NMED alleges that the Maljamar Gas Plant exceeded air quality emission limits and failed to complete compliance tests within the specified time period. The NMED further alleges that the San Juan Basin Gas Plant failed to design and operate a flare with no visible emissions. Governmental monetary sanctions resulting from each of these matters will likely exceed $100,000.

     Conoco has responded to information requests from the United States Environmental Protection Agency (EPA) regarding New Source Review compliance at each of its Billings, Denver, Lake Charles and Ponca City refineries. Although Conoco has not been notified of any formal findings or violations arising from these information requests, Conoco has been informed that the EPA is contemplating the filing of a civil proceeding against Conoco for alleged violations of the Clear Air Act. Conoco currently seeks a negotiated resolution of these matters which will likely result in increased environmental capital expenditures and governmental monetary sanctions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Conoco's annual meeting of stockholders was held on May 8, 2001 for the purpose of (1) electing three directors and (2) ratifying the appointment of PricewaterhouseCoopers LLP as Conoco's independent public accountants for 2001.

          1.   Election of Directors

     Stockholders elected Kenneth M. Duberstein, William R. Rhodes and A. R. "Tony" Sanchez, Jr., each for a three-year term expiring at the 2004 Annual Meeting. The vote tabulation for each individual director was as follows:


DIRECTOR                                             FOR            WITHHELD
--------                                             ---            --------
Kenneth M. Duberstein...................        2,120,188,409      11,403,269
William R. Rhodes.......................        2,120,380,098      11,211,580
A. R. "Tony" Sanchez, Jr. ..............        2,119,942,650      11,649,028

     Directors continuing in office were Ruth R. Harkin, Charles C. Krulak, Frank A. McPherson, Archie W. Dunham, William K. Reilly and Franklin A. Thomas.

          2. Proposal ratifying the appointment of PricewaterhouseCoopers LLP as Conoco's independent public accountants for 2001.

For..........................................................   2,107,633,269
Against......................................................      16,091,004
Abstain......................................................       7,867,405

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

(b) OTHER EVENTS

     On July 17, 2001, we announced that our board of directors had approved, and recommended to the stockholders for approval, the elimination of our dual class capital structure by combining our Class A common stock and Class B common stock into a single class of new common stock on a one-for-one basis. We will hold a special meeting on September 21, 2001 to obtain the approval of our stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The exhibit index filed with this Form 10-Q is on page 28.

(b) REPORTS ON FORM 8-K

     1. A current report on Form 8-K dated May 29, 2001 was filed by Conoco on May 30, 2001. In this report, we filed a press release and slide presentation that announced our proposed acquisition of Gulf Canada Resources Limited.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONOCO INC.
                                       (Registrant)





                                       By:         /s/ W. DAVID WELCH
                                          --------------------------------------
                                             (As Duly Authorized Officer and
                                              Principal Accounting Officer)


     Date: August 8, 2001

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER                                 DESCRIPTION
      -------                                -----------
         2.1               Support Agreement among Conoco, Conoco Northern and
                           Conoco Canada Resources Limited dated May 28, 2001
                           (incorporated by reference to Exhibit 1 of the
                           Schedule 13D filed by Conoco and Conoco Canada
                           Resources Limited on July 26, 2001 with respect to
                           common shares of Gulf Indonesia Resources Limited,
                           SEC File No. 5-61793).

         10.1              Credit Agreement among Conoco, Conoco Funding
                           Company, The Chase Manhattan Bank, Bank of America,
                           N.A., Citibank, N.A., Deutsche Bank AG New York
                           Branch, Deutsche Bank AG New York Branch and/or
                           Cayman Islands Branch, The Royal Bank of Scotland plc and Credit Suisse First Boston dated June 29, 2001
                           (incorporated by reference to Exhibit 2 of the Schedule 13D filed by Conoco and Conoco Canada
                           Resources Limited on July 26, 2001 with respect to common shares of Gulf Indonesia Resources Limited,
                           SEC File No. 5-61793).

         12                Computation of Ratio of Earnings to Fixed Charges*


     *  File herein.