Form 10-Q
period 2001-09-30
CONOCO INC /DE
filed 2001-11-07
CIK 1066806

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         625,478,758 shares of common stock, $.01 par value, were outstanding as of November 2, 2001.

================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------
Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    15
      (b)  Results of Operations..........................................................................    19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    27

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    30

   Item 2. Changes in Securities and Use of Proceeds......................................................    30

   Item 4. Submission of Matters to a Vote of Security Holders............................................    30

   Item 5. Other Information
      (a)  Disclosure Regarding Forward-Looking Information...............................................    31
      (b)  Other Events...................................................................................    32

   Item 6. Exhibits and Reports on Form 8-K...............................................................    32

Signature.................................................................................................    33

Exhibit Index.............................................................................................    34

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CONOCO INC.

                    CONSOLIDATED STATEMENT OF INCOME (NOTE 1)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                     SEPTEMBER 30              SEPTEMBER 30
                                                                                 ----------------------   ----------------------
                                                                                    2001         2000        2001         2000
                                                                                 ---------    ---------   ---------    ---------
                                                                                          (IN MILLIONS, EXCEPT PER SHARE)
Revenues
    Sales and other operating revenues* ......................................   $   9,550    $  10,587   $  30,345    $  28,468
    Equity in earnings of affiliates (note 8) ................................          79           87         159          244
    Other income .............................................................         115           23         260          182
                                                                                 ---------    ---------   ---------    ---------
          Total revenues .....................................................       9,744       10,697      30,764       28,894
                                                                                 ---------    ---------   ---------    ---------
Cost and expenses
    Cost of goods sold .......................................................       5,597        6,767      18,353       17,649
    Operating expenses .......................................................         836          520       2,150        1,573
    Selling, general and administrative expenses .............................         187          199         591          580
    Exploration expenses .....................................................         109           81         202          176
    Depreciation, depletion and amortization .................................         532          305       1,223          953
    Taxes other than on income* ..............................................       1,764        1,782       5,138        5,262
    Interest and debt expense ................................................         135           78         277          250
                                                                                 ---------    ---------   ---------    ---------
          Total costs and expenses ...........................................       9,160        9,732      27,934       26,443
                                                                                 ---------    ---------   ---------    ---------
Income before income taxes ...................................................         584          965       2,830        2,451
Provision for income taxes ...................................................         303          468       1,381        1,099
                                                                                 ---------    ---------   ---------    ---------
Income before extraordinary item and accounting change .......................         281          497       1,449        1,352
Extraordinary item, net of income taxes of $17 (note 15) .....................         (24)          --         (24)          --
Cumulative effect of accounting change, net of income taxes of $22 (note 7) ..          --           --          37           --
                                                                                 ---------    ---------   ---------    ---------
Net income (note 15) .........................................................   $     257    $     497   $   1,462    $   1,352
                                                                                 =========    =========   =========    =========
Earnings per share (note 9)
  Basic
    Before extraordinary item and accounting change ..........................   $     .45    $     .80   $    2.32    $    2.16
    Extraordinary item .......................................................        (.04)          --        (.04)          --
    Cumulative effect of accounting change ...................................          --           --         .06           --
                                                                                 ---------    ---------   ---------    ---------
                                                                                 $     .41    $     .80   $    2.34    $    2.16
                                                                                 =========    =========   =========    =========
  Diluted
    Before extraordinary item and accounting change ..........................   $     .44    $     .79   $    2.28    $    2.14
    Extraordinary item .......................................................        (.04)          --        (.04)          --
    Cumulative effect of accounting change ...................................          --           --         .06           --
                                                                                 ---------    ---------   ---------    ---------
                                                                                 $     .40    $     .79   $    2.30    $    2.14
                                                                                 =========    =========   =========    =========
Weighted-average shares outstanding (note 9)
    Basic ....................................................................         626          623         625          625
    Diluted ..................................................................         636          632         635          633
Dividends per share of common stock (note 10) ................................   $     .19    $     .19   $     .57    $     .57

----------

*Includes petroleum excise taxes .............................................   $   1,715    $   1,729   $   4,955    $   5,113


          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                       CONSOLIDATED BALANCE SHEET (NOTE 1)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                           2001           2000
                                                                                        -----------    -----------
                                                                                               (IN MILLIONS)
                                                ASSETS
Current assets
   Cash and cash equivalents ........................................................   $       214    $       342
   Accounts and notes receivable ....................................................         2,061          1,837
   Inventories (note 11) ............................................................         1,127            791
   Prepaid expenses and other current assets (note 3) ...............................           941            441
                                                                                        -----------    -----------
         Total current assets .......................................................         4,343          3,411
Property, plant and equipment .......................................................        30,455         23,890
Less: accumulated depreciation, depletion and amortization ..........................       (12,695)       (11,683)
                                                                                        -----------    -----------
Net property, plant and equipment ...................................................        17,760         12,207
Investment in affiliates ............................................................         1,950          1,831
Goodwill (note 2) ...................................................................         2,982             10
Intangible and other assets .........................................................           648            668
                                                                                        -----------    -----------
Total assets ........................................................................   $    27,683    $    18,127
                                                                                        ===========    ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .................................................................   $     2,019    $     1,723
   Short-term borrowings and capital lease obligations ..............................         1,611            256
   Income taxes .....................................................................           788            665
   Other accrued liabilities ........................................................         1,660          1,543
                                                                                        -----------    -----------
         Total current liabilities ..................................................         6,078          4,187
Long-term borrowings and capital lease obligations (note 6) .........................         8,040          4,138
Deferred income taxes ...............................................................         4,047          1,911
Other liabilities and deferred credits ..............................................         2,172          1,926
                                                                                        -----------    -----------
         Total liabilities ..........................................................        20,337         12,162
                                                                                        -----------    -----------
Commitments and contingent liabilities (note 12)
Minority interests (note 13) ........................................................           709            337

Stockholders' equity
   Preferred stock, $.01 par value
     250,000,000 shares authorized; none issued .....................................            --             --
   Common stock, $.01 par value (note 4)
     4,600,000,000 shares authorized, 628,938,046 shares issued with 625,377,532 shares outstanding at September 30, 2001; 4,599,776,271 shares authorized, 628,284,303 shares issued with 623,432,840 shares
       outstanding at December 31, 2000 .............................................             6              6
   Additional paid-in capital .......................................................         4,949          4,932
   Retained earnings ................................................................         2,532          1,460
   Accumulated other comprehensive loss (note 14) ...................................          (760)          (653)
   Treasury stock, at cost
     3,560,514 and 4,851,463 shares at September 30, 2001 and
     December 31, 2000, respectively ................................................           (90)          (117)
                                                                                        -----------    -----------
         Total stockholders' equity .................................................         6,637          5,628
                                                                                        -----------    -----------
Total liabilities and stockholders' equity ..........................................   $    27,683    $    18,127
                                                                                        ===========    ===========


          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 1)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                        --------------------------
                                                                                           2001            2000
                                                                                        -----------    -----------
                                                                                               (IN MILLIONS)
Cash provided by operations
    Net income ......................................................................   $     1,462    $     1,352
    Adjustments to reconcile net income to cash provided by operations
      Depreciation, depletion and amortization ......................................         1,223            953
      Dry hole costs and impairment of unproved properties ..........................            45             57
      Deferred income taxes .........................................................           318            189
      Income applicable to minority interests .......................................            19             17
      Gain on asset dispositions ....................................................           (63)           (48)
      Undistributed equity earnings .................................................           (40)          (156)
      Other non-cash charges and credits - net ......................................            78            (58)
      Decrease (increase) in operating assets
        Accounts and notes receivable ...............................................           253           (407)
        Inventories .................................................................          (282)          (221)
        Other operating assets ......................................................          (456)          (249)
      Increase (decrease) in operating liabilities
        Accounts and other operating payables .......................................            16            667
        Income and other taxes payable ..............................................           124            190
                                                                                        -----------    -----------
           Cash provided by operations ..............................................         2,697          2,286
                                                                                        -----------    -----------
Investing activities
    Purchases of property, plant and equipment ......................................        (1,645)        (1,347)
    Purchase of businesses - net of cash acquired ...................................        (4,318)          (525)
    Investments in affiliates - net .................................................           (96)           (72)
    Proceeds from sales of assets and subsidiaries ..................................           261            126
    Net increase in short-term financial instruments ................................            (2)            (2)
                                                                                        -----------    -----------
           Cash used in investing activities ........................................        (5,800)        (1,820)
                                                                                        -----------    -----------
Financing activities
    Short-term borrowings - net .....................................................         3,687            (90)
    Long-term borrowings - net ......................................................          (214)            30
    Treasury stock purchases - net ..................................................            (8)           (82)
    Cash dividends (note 10) ........................................................          (355)          (356)
    Decrease in minority interests (note 13) ........................................           (28)           (18)
                                                                                        -----------    -----------
           Cash provided by/(used in) financing activities ..........................         3,082           (516)
                                                                                        -----------    -----------
Effect of exchange rate changes on cash .............................................          (107)           (51)
                                                                                        -----------    -----------
Decrease in cash and cash equivalents ...............................................          (128)          (101)
Cash and cash equivalents at beginning of year ......................................           342            317
                                                                                        -----------    -----------
Cash and cash equivalents at September 30 ...........................................   $       214    $       216
                                                                                        ===========    ===========


          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICY

     These consolidated interim financial statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Conoco's Current Report on Form 8-K/A dated July 16, 2001.

     The cash flow statement for the first nine months of 2000 reflects the effect of reclassifying a consolidated subsidiary to an equity company, which occurred in the fourth quarter of 2000.

2. GULF CANADA ACQUISITION

     On July 16, 2001, Conoco, through a wholly owned subsidiary, completed the acquisition of all the ordinary shares of Gulf Canada Resources Limited (Gulf Canada), now known as Conoco Canada Resources Limited (Conoco Canada) for approximately $4,571 in cash plus assumed liabilities and minority interests. In this document, for ease of reference, we will refer to Conoco Canada as Gulf Canada. Prior to the acquisition, Gulf Canada was a Canadian-based independent exploration and production company, with primary operations in western Canada, Indonesia, the Netherlands and Ecuador. Subsequent to the acquisition, operational responsibilities for Gulf Canada's interests in Indonesia, the Netherlands and Ecuador were realigned within Conoco's regional organizations and Conoco's existing Canada operations were merged with those of Gulf Canada.

     We acquired Gulf Canada to strengthen our oil and gas position in North America; to enhance our competitive position in key regions of the world; to add to our inventory of near and long-term growth opportunities; to increase our exposure to North American and European markets; and to establish southeast Asia as our fourth core area.

     The following is a table of the calculation and allocation of the purchase price to the assets acquired and liabilities assumed based on their relative fair market values.

CALCULATION OF THE PURCHASE PRICE FOR ASSETS ACQUIRED (1)
   Cash paid for stock purchased.............................................................  $   4,551
   Other purchase price costs (e.g. fees, etc.)..............................................         20
                                                                                              ----------
     Total purchase price for common equity..................................................      4,571
Plus fair market value of liabilities assumed and minority interest
   Current and other liabilities.............................................................        776
   Debt......................................................................................      1,691
   Deferred tax .............................................................................      1,824
   Minority interest.........................................................................        552
                                                                                              ----------
     Total liabilities and minority interests................................................      4,843
                                                                                              ----------

Total purchase price for assets acquired.....................................................  $   9,414
                                                                                              ==========
ALLOCATION OF PURCHASE PRICE FOR ASSETS ACQUIRED (1)
   Property, plant and equipment (2)......................................................... $    5,396
   Goodwill..................................................................................      3,066
   All other assets, including working capital and intangibles (3)...........................        952
                                                                                              ----------

Total........................................................................................ $    9,414
                                                                                              ==========

----------
(1) The purchase price was converted from Canadian dollars to U.S. dollars at the July 1, 2001 exchange rate of .66. Amounts shown on the September 30, 2001 balance sheet were converted to U.S. dollars using a .64 exchange rate.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


(2) Proved properties were valued at $3,549, unproved properties at $1,788 and other properties and equipment at $59.

(3)  Includes the fair value of identifiable intangible assets of $3.

     The purchase price allocation is subject to changes as additional information becomes available including the identification and valuation of intangible assets. We have not finalized the amount of goodwill assigned to each of our business segments. We expect to finalize the allocation of goodwill to business segments during the fourth quarter of 2001 and have tentatively reported this amount in the international upstream segment in footnote 15 of this Form 10-Q. None of the goodwill is deductible for tax purposes. Management does not believe the final purchase price allocation will differ materially from the current purchase price allocation or that any adjustments to identifiable intangible assets would materially affect related amortization expense.

     The unaudited pro forma results presented below for Conoco for the three months ended September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and September 30, 2000 (collectively the unaudited pro forma results) have been prepared to illustrate the estimated effect of the acquisition of Gulf Canada on Conoco under the purchase method of accounting. The unaudited pro forma results have been prepared as if the acquisition of Gulf Canada by Conoco had occurred on January 1, 2000. The unaudited pro forma results also give effect to the acquisition (that closed effective November 6, 2000) of Crestar Energy Inc. (Crestar) by Gulf Canada as if the acquisition had occurred on January 1, 2000. The results for the three months ended September 30, 2001 are actual results and are included in Conoco's consolidated statement of income.

     The table below presents the unaudited pro forma results of Conoco. For these unaudited pro forma results, the historical information of Gulf Canada has been converted to U.S. GAAP and converted to U.S. dollars using the average exchange rates for the periods involved. The unaudited results do not purport to represent what the results of operations would actually have been if the acquisition had in fact occurred on such dates or to project the results of operations of Conoco for any future date or period.

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30               SEPTEMBER 30
                                                          -----------------------   -----------------------
                                                            2001          2000         2001         2000
                                                          ----------   ----------   ----------   ----------
Revenues ..............................................   $    9,744   $   11,230   $   31,961   $   30,304
Income before extraordinary item and accounting
   change .............................................          281          516        1,564        1,318
Net income ............................................          257          516        1,577        1,318

Earnings per share before extraordinary item
   and accounting change
     Basic ............................................          .45          .83         2.50         2.11
     Diluted ..........................................          .44          .82         2.46         2.08
Earnings per share
     Basic ............................................          .41          .83         2.52         2.11
     Diluted ..........................................          .40          .82         2.48         2.08

3. RESTRICTED CASH

     Includes $155 cash restricted to complete a tax-free exchange involving the sale and anticipated purchase of assets.

4. STOCK COMBINATION

     On September 21, 2001, Conoco's shareholders approved the combination of our Class A and Class B common stock into a single class of new common stock on a one-for-one basis. As a result of the combination, each outstanding share of Class A and Class B common stock was converted into one share of a new class of common stock. Each shareholder has the same economic ownership of Conoco stock that they had prior to the combination and each share of the new common stock is entitled to one vote. Prior to the combination, Class B shareholders had

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


five votes per share. On October 8, 2001, the combination was effective and the new common stock began trading on the New York Stock Exchange under the symbol COC. The stock symbols COC.A and COC.B no longer apply.

     The number of shares of common stock issued and outstanding as of September 30, 2001 and December 31, 2000, has been restated to give effect to the combination, where applicable. There was no effect on previously reported earnings per share amounts.

5. RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarified certain implementation issues arising from SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard is effective January 1, 2002, and we are currently assessing its impact.

     In early July, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards revise the accounting for business combinations by:

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

     These new standards are applicable to our acquisition of Gulf Canada. Prior to adopting SFAS No. 142 on January 1, 2002, we will test for impairment the goodwill we recorded with the acquisition of Gulf Canada under the existing provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets" and SFAS No. 121. We will also evaluate the impact of these standards on existing goodwill from previous acquisitions but do not expect the effect to be material.

     The FASB also recently issued SFAS No. 143, "Accounting of Asset Retirement Obligations." This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil and gas production facilities, etc.) for which an entity is legally obligated to incur. We will further evaluate the impact and timing of implementing SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

6. DEBT REFINANCING

     On October 18, 2001, Conoco amended and increased its unsecured $2,000 revolving credit facility with a syndicate of U.S. and international banks by $1,000 to facilitate an increase in our commercial paper program. The terms consist of a 364-day committed facility in the amount of $2,350 and a five-year committed facility, with over two years remaining, in the amount of $650. We had no outstanding borrowings under the credit facility at September 30, 2001.

     On October 18, 2001, Conoco increased its U.S. commercial paper program to $3,000 and continues to maintain a euro 500 million European commercial paper program. Both programs are fully supported by the credit facility. We have the ability to issue commercial paper at any time with maturities not to exceed 270 days. At September 30, 2001, we had $1,044 of commercial paper outstanding, of which $21 was denominated in foreign currencies. The weighted-average interest rate was 3.31 percent.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     At September 30, 2001, Gulf Canada had a total of $345 outstanding borrowings under its $500 unsecured credit facility. On October 29, 2001, the outstanding balance was repaid and the facility was subsequently cancelled.

     In connection with the July 2001 Gulf Canada acquisition, we arranged a $4,500 senior unsecured 364-day bridge credit facility to finance the transaction and assumed approximately $2,000 of net debt and minority interests. The borrowings under the bridge facility were repaid on October 11, 2001 primarily with the net proceeds of $4,469 from our $4,500 debt offering described below. The bridge was subsequently cancelled on October 16, 2001. In August 2001, Gulf Indonesia Resources Limited (Gulf Indonesia), a consolidated subsidiary of Gulf Canada, repaid $116 of its outstanding debt. In September and October 2001, Gulf Canada repaid $944 of its $975 in outstanding debt securities in connection with a tender offer commenced on September 20, 2001. In association with the debt securities repaid in September 2001, we incurred an extraordinary item of $41 ($24 after-tax) for a premium charged on the early repayment of this debt and expect to incur an additional $33 ($19 after-tax) in the fourth quarter of 2001 in association with the portion of the debt repaid in October 2001. In addition, Gulf Canada repaid $200 of its subordinated debt and an additional $220 of outstanding private placement debt. We funded these repayments and the repayment of the balance of the bridge facility through a combination of cash on hand, our issuance of commercial paper and borrowings under other available credit lines.

     On October 11, 2001, Conoco Funding Company, a wholly owned Nova Scotia finance subsidiary, issued $3,500 of senior debt, fully and unconditionally guaranteed by Conoco, as follows:

     o    $1,250 of 5.45 percent notes due 2006;

     o    $1,750 of 6.35 percent notes due 2011; and

     o    $500 of 7.25 percent notes due 2031.

Conoco also issued $1,000 of floating rate notes as follows:

     o $500 notes due October 15, 2002 with a floating rate based on the three-month LIBOR rate plus .77 percent; and

     o $500 notes due April 15, 2003 with a floating rate based on the three-month LIBOR rate plus .85 percent.

     As a result of this refinancing, we have reclassified the short-term portion of the $4,500 bridge credit facility outstanding at September 30, 2001 as long-term pursuant to SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced."

7. ACCOUNTING CHANGE

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which made amendments to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standards). The Standards, adopted by Conoco on January 1, 2001, modify the criteria for identifying derivative instruments and require that derivatives, whether in stand-alone contracts or, in certain cases, those embedded into other contracts, be recorded at their fair value as assets or liabilities on the balance sheet. In addition, the Standards prescribe the accounting for the gain or loss resulting from changes in the fair value of derivatives designated as hedging instruments, as set forth in note 2 to the consolidated financial statements presented in Conoco's Current Report on Form 8-K/A dated
July 16, 2001.

     Consistent with its Risk Management Policy, Conoco intends to use stand-alone derivative instruments to manage its commodity price, foreign currency rate and interest rate risks. In addition, Conoco intends to continue to conduct limited amounts of trading for profit unrelated to its underlying physical business using stand-alone commodity derivative instruments. Additional details of Conoco's risk management activities are disclosed in note 25 to the consolidated financial statements presented in Conoco's Current Report on Form 8-K/A dated July 16, 2001 and in Item 3 of this quarterly report.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

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

Previously designated fair value hedging relationships: (1)
   Fair value of hedging instruments...............................................................        $    27
   Offsetting changes in fair value of hedged items................................................            (25)
Hedging instruments not designated for hedge accounting under the Standards (2)....................             36
Contracts previously not designated as derivative instruments prior to the Standards...............             (1)
                                                                                                           -------
Total cumulative effect of adoption on earnings, after-tax.........................................        $    37
                                                                                                           =======


     The total cumulative effect is shown on the Consolidated Statement of Income as "Cumulative effect of accounting change."

----------

(1) These fair value hedging relationships reflect conversions of certain commodity contracts from fixed prices to market prices, in accordance with Conoco's Risk Management Policy. During the first nine months of 2001, the ineffective portions of these hedges were immaterial.

(2) Primarily reflects a pretax gain of $64 ($40 after-tax) related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption date of the Standards. Included in income before extraordinary item and accounting change on the Consolidated Statement of Income is an $84 pretax expense ($53 after-tax) related to changes in the fair value of these same crude oil put options from January 1, 2001 to September 30, 2001.

     During the first nine months of 2001, Conoco recorded an after-tax gain of $60 ($96 pretax) into other comprehensive income. This gain includes an after-tax gain of $68 related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas and an after-tax charge of $8 due to changes in the fair value of a derivative instrument designated as a cash flow hedge of a variable interest rate obligation. During the next twelve-month period, $54 of the after-tax gain associated with the forecasted sales of crude oil and natural gas is expected to be reclassified into income.

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


8. SUMMARIZED FINANCIAL INFORMATION FOR PETROZUATA

     Summarized below is the consolidated financial information for Petrozuata C.A. on a 100 percent basis. We use the equity method to account for our noncontrolling 50.1 percent equity interest in Petrozuata.

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                                -------------------------   -------------------------
                                                   2001          2000          2001           2000
                                                -----------   -----------   -----------   -----------
RESULTS OF OPERATIONS
Sales .......................................   $       170   $       124   $       428   $       414
Earnings before income taxes ................            34            72            24           270
Net income ..................................            46            80            60           262

     Conoco's equity in Petrozuata's earnings was $23 for the three months ended September 30, 2001 and $30 for the nine months ended September 30, 2001. Conoco's equity in Petrozuata's earnings was $40 for the three months ended September 30, 2000 and $131 for the nine months ended September 30, 2000.

9. EARNINGS PER SHARE

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

     For the three months and nine months ended September 30, 2001 and September 30, 2000, basic EPS reflected the weighted-average number of shares of common stock and deferred award units outstanding. Corresponding diluted EPS for the third quarter of 2001 and the first nine months of 2001 included an additional 9,872,387 and 10,012,632 shares, respectively, while the third quarter of 2000 and first nine months of 2000 included an additional 8,572,004 and 8,157,638 shares, respectively.

     The denominator is based on the following weighted-average number of common shares outstanding:

                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30                       SEPTEMBER 30
                                 -----------------------------   -----------------------------
                                      2001            2000            2001            2000
                                 -------------   -------------   -------------   -------------
Basic ........................     625,855,862     623,482,177     625,332,173     624,559,543
Diluted ......................     635,728,249     632,054,181     635,344,805     632,717,181

     Variable stock options for 1,331,300 shares of common stock were outstanding for the three months and nine months ended September 30, 2001. Variable stock options for 3,124,146 shares of common stock were outstanding for the three months and nine months ended September 30, 2000. These options were not included in the computation of diluted EPS because the threshold price required for these options to be vested had not been reached.

     For the three months and nine months ended September 30, 2001, fixed stock options for 7,708,726 and 6,678,726 shares of common stock were not included in the diluted earnings per share calculation. For the three months and nine months ended September 30, 2000, fixed stock options for 107,340 shares of common stock were not included in the diluted earnings per share calculation. The fixed options were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


10. DIVIDENDS

     Dividends per share paid through September 30 are as follows:

                                                                       2001         2000
                                                                    ----------   ----------
First quarter ...................................................   $      .19   $      .19
Second quarter ..................................................          .19          .19
Third quarter ...................................................          .19          .19
                                                                    ----------   ----------
Dividends per share paid through September 30 ...................   $      .57   $      .57
                                                                    ==========   ==========

     On October 22, 2001, Conoco declared a fourth quarter cash dividend of $.19 per share on each outstanding share of common stock, payable on December 10, 2001, to shareholders of record on November 10, 2001.

11. INVENTORIES

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2001           2000
                                                                    ------------   ------------
Crude oil and petroleum products ................................   $        918   $        643
Other merchandise ...............................................             28             27
Materials and supplies ..........................................            181            121
                                                                    ------------   ------------
Inventories .....................................................   $      1,127   $        791
                                                                    ============   ============


12. COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market. Additionally, Conoco has obligations under international contracts to purchase natural gas over periods up to 18 years. These long-term purchase obligations are at prices approximating September 30, 2001 quoted market prices. No material annual gain or loss is expected from these long-term commitments.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; claims for damages resulting from leaking underground storage tanks; and related toxic tort claims. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized.

     On May 2, 2000, a jury in federal court in Virginia found that Conoco infringed patents of General Technology Applications (GTA) involving part of a process for manufacturing flow improver products. The amount awarded as damages was $55. The Federal Circuit Court of Appeals handed down a decision on September 19, 2001, without a written opinion, affirming the trial court's verdict. In the third quarter, we accrued the $55 in damages plus approximately $10 for pre-judgment and post-judgment interest and royalties owed to GTA for product sales since the date of the verdict through September 30, 2001.

     Conoco also is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by Conoco or other parties. Conoco has accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in Conoco's Current Report on Form 8-K/A dated July 16, 2001. Conoco assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past that are included in the environmental accrual. Conoco also assumed environmental remediation liabilities with the

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


purchase of Gulf Canada in the third quarter of 2001. At September 30, 2001, the environmental accrual was $151. In management's opinion, this accrual was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized. However, management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     At September 30, 2001, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $1,136 of the obligations of certain affiliated companies and others. No material loss is anticipated as a result of such agreements and guarantees. Conoco had no indirect guarantees as of September 30, 2001.

13. MINORITY INTERESTS

     In March 2001, Conoco acquired the minority interest in Conoco Gas Holdings L.L.C. from Armadillo L.L.C. The acquisition resulted in a reduction of minority interest of $185, an increase in debt of $171 and a reduction in cash of $14. Conoco assumed the $171 debt from Armadillo L.L.C. and in the second quarter 2001, this debt was reclassified from short-term to long-term.

     In July 2001, Conoco assumed minority interests of $552 as part of the Gulf Canada acquisition. The minority interests included $381 of preferred stock of Gulf Canada and $171 of shares held by minority interest owners in Gulf Indonesia.

14. COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30                  SEPTEMBER 30
                                                          --------------------------    --------------------------
                                                             2001           2000            2001           2000
                                                          -----------    -----------    -----------    -----------
Net income ............................................   $       257    $       497    $     1,462    $     1,352
Other comprehensive income (loss)
  Foreign currency translation adjustment .............           (18)          (135)          (167)          (355)
  Hedging activities ..................................            40             --             60             --
                                                          -----------    -----------    -----------    -----------
Comprehensive income ..................................   $       279    $       362    $     1,355    $       997
                                                          ===========    ===========    ===========    ===========

15. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                UPSTREAM             DOWNSTREAM
                                           -------------------   -------------------
SEGMENT INFORMATION                                                                    EMERGING   CORPORATE   ELIMINA-   CONSOLI-
                                             U.S.      INT'L.      U.S.      INT'L.   BUSINESSES  AND OTHER    TIONS       DATED
                                           --------   --------   --------   --------  ----------  ---------  ----------  --------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Sales and other operating revenues ......  $  1,280   $  1,222   $  4,150   $  2,898   $     --   $     --   $       --  $  9,550
Transfers between segments ..............       162        202         36        141         --         --         (541)       --
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total operating revenues ................  $  1,442   $  1,424   $  4,186   $  3,039   $     --   $     --   $     (541) $  9,550
                                           ========   ========   ========   ========   ========   ========   ==========  ========

Operating profit ........................  $    187   $    444   $     48   $    103   $    (33)  $    (46)  $       --  $    703

Equity in earnings of affiliates ........         8         38         28          5         --         --           --        79
Corporate non-operating items
   Interest and debt expense ............        --         --         --         --         --       (135)          --      (135)
   Other ................................        --         --         --         --         --        (63)          --       (63)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Income before income taxes ..............       195        482         76        108        (33)      (244)          --       584
Provision for income taxes ..............       (64)      (264)       (36)       (27)        12         76           --      (303)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Income before extraordinary item ........       131        218         40         81        (21)      (168)          --       281
Extraordinary item, net of income taxes..        --         --         --         --         --        (24)          --       (24)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Net income (loss) (1) ...................  $    131   $    218   $     40   $     81   $    (21)  $   (192)  $       --  $    257
                                           ========   ========   ========   ========   ========   ========   ==========  ========
THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales and other operating revenues ......  $  1,613   $    935   $  4,809   $  3,229   $      1   $     --   $       --  $ 10,587
Transfers between segments ..............       175        156         56        194         --         --         (581)       --
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total operating revenues ................  $  1,788   $  1,091   $  4,865   $  3,423   $      1   $     --   $     (581) $ 10,587
                                           ========   ========   ========   ========   ========   ========   ==========  ========
Operating profit ........................  $    305   $    517   $     96   $    121   $    (40)  $    (36)  $       --  $    963

Equity in earnings of affiliates ........         6         58         18          5         --         --           --        87
Corporate non-operating items
   Interest and debt expense ............        --         --         --         --         --        (78)          --       (78)
   Interest income (net of misc.
    interest expense) ...................        --         --         --         --         --          8           --         8
   Other ................................        --         --         --         --         --        (15)          --       (15)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Income before income taxes ..............       311        575        114        126        (40)      (121)          --       965
Provision for income taxes ..............      (103)      (323)       (41)       (39)         3         35           --      (468)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Net income (loss) (1) ...................  $    208   $    252   $     73   $     87   $    (37)  $    (86)  $       --  $    497
                                           ========   ========   ========   ========   ========   ========   ==========  ========

NINE MONTHS ENDED SEPTEMBER 30, 2001
Sales and other operating revenues ......  $  5,856   $  3,441   $ 12,528   $  8,515   $      5   $     --   $       --  $ 30,345
Transfers between segments ..............       628        562        142        368         24         --       (1,724)       --
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total operating revenues ................  $  6,484   $  4,003   $ 12,670   $  8,883   $     29   $     --   $   (1,724) $ 30,345
                                           ========   ========   ========   ========   ========   ========   ==========  ========
Operating profit ........................  $  1,047   $  1,553   $    476   $    144   $    (80)  $   (130)  $       --  $  3,010

Equity in earnings of affiliates ........        30         77         57         --         (5)        --           --       159
Corporate non-operating items
   Interest and debt expense ............        --         --         --         --         --       (277)          --      (277)
   Interest income (net of misc.
    interest expense) ...................        --         --         --         --         --         15           --        15
   Other ................................        --         --         --         --         --        (77)          --       (77)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Income before income taxes ..............     1,077      1,630        533        144        (85)      (469)          --     2,830
Provision for income taxes ..............      (373)      (912)      (201)       (58)        30        133           --    (1,381)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Income before extraordinary item and
 accounting change ......................       704        718        332         86        (55)      (336)          --     1,449
Extraordinary item, net of income taxes..        --         --         --         --         --        (24)          --       (24)
Cumulative effect of accounting
 change, net of income taxes ............         8         32         (3)        --         --         --           --        37
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Net income (loss) (1) ...................  $    712   $    750   $    329   $     86   $    (55)  $   (360)  $       --  $  1,462
                                           ========   ========   ========   ========   ========   ========   ==========  ========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                UPSTREAM             DOWNSTREAM
                                           -------------------   -------------------
SEGMENT INFORMATION                                                                    EMERGING   CORPORATE   ELIMINA-   CONSOLI-
                                             U.S.      INT'L.      U.S.      INT'L.   BUSINESSES  AND OTHER    TIONS      DATED
                                           --------   --------   --------   --------  ----------  ---------  ----------  --------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales and other operating revenues ......  $  3,749   $  2,633   $ 13,033   $  9,051   $      2   $     --   $       --  $ 28,468
Transfers between segments ..............       521        487        144        479         --         --       (1,631)       --
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total operating revenues ................  $  4,270   $  3,120   $ 13,177   $  9,530   $      2   $     --   $   (1,631) $ 28,468
                                           ========   ========   ========   ========   ========   ========   ==========  ========
Operating profit ........................  $    713   $  1,454   $    198   $    236   $    (63)  $   (115)  $       --  $  2,423
Equity in earnings of affiliates ........        13        182         45          4         --         --           --       244
Corporate non-operating items
   Interest and debt expense ............        --         --         --         --         --       (250)          --      (250)
   Interest income (net of misc.
    interest expense) ...................        --         --         --         --         --         31           --        31
   Other ................................        --         --         --         --         --          3           --         3
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Income before income taxes ..............       726      1,636        243        240        (63)      (331)          --     2,451
Provision for income taxes ..............      (239)      (824)       (79)       (65)         8        100           --    (1,099)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Net income (loss) (1) ...................  $    487   $    812   $    164   $    175   $    (55)  $   (231)  $       --  $  1,352
                                           ========   ========   ========   ========   ========   ========   ==========  ========

TOTAL ASSETS
   At September 30, 2001 ................  $  3,927   $ 17,140   $  3,598   $  3,087   $    218   $    948   $   (1,235) $ 27,683
   At December 31, 2000 .................  $  3,893   $  7,215   $  3,476   $  2,960   $     89   $    763   $     (269) $ 18,127

----------
(1) Includes after-tax benefits (charges) from special items:


THREE MONTHS ENDED SEPTEMBER 30, 2001
Property impairments ....................  $    (44)  $     --   $    (23)  $     --   $     --   $     --   $       --  $    (67)
Asset sales .............................        23         --         --         --         --         --           --        23
Litigation ..............................        --         --        (41)        --         --         --           --       (41)
Premium on debt retirement ..............        --         --         --         --         --        (24)          --       (24)
Foreign currency exchange loss ..........        --         --         --         --         --        (38)          --       (38)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total special items .....................  $    (21)  $     --   $    (64)  $     --   $     --   $    (62)  $       --  $   (147)
                                           ========   ========   ========   ========   ========   ========   ==========  ========
THREE MONTHS ENDED SEPTEMBER 30, 2000
Property impairments ....................  $     --   $     --   $     --   $     --   $    (26)  $     --   $       --  $    (26)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total special items .....................  $     --   $     --   $     --   $     --   $    (26)  $     --   $       --  $    (26)
                                           ========   ========   ========   ========   ========   ========   ==========  ========
NINE MONTHS ENDED SEPTEMBER 30, 2001
Property impairments ....................  $    (44)  $     --   $    (23)  $     --   $     --   $     --   $       --  $    (67)
Asset sales .............................        23         --         --         --         --         --           --        23
Litigation ..............................        --         --        (41)        --         --         --           --       (41)
Cumulative effect of accounting change...         8         32         (3)        --         --         --           --        37
Humber impairments ......................        --         --         --        (54)        --         --           --       (54)
Premium on debt retirement ..............        --         --         --         --         --        (24)          --       (24)
Foreign currency exchange loss ..........        --         --         --         --         --        (38)          --       (38)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total special items .....................  $    (13)  $     32   $    (67)  $    (54)  $     --   $    (62)  $       --  $   (164)
                                           ========   ========   ========   ========   ========   ========   ==========  ========
NINE MONTHS ENDED SEPTEMBER 30, 2000
Asset sales .............................  $     27   $     --   $     --   $     --   $     --   $     --   $       --  $     27
Litigation ..............................        --         --        (16)        --         --         --           --       (16)
Discontinued businesses .................        --         --         --         --         --         (4)          --        (4)
Property impairments ....................        --         --         (3)        --        (26)        --           --       (29)
                                           --------   --------   --------   --------   --------   --------   ----------  --------
Total special items .....................  $     27   $     --   $    (19)  $     --   $    (26)  $     (4)  $       --  $    (22)
                                           ========   ========   ========   ========   ========   ========   ==========  ========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Special items for the third quarter 2001 included a gain of $23 from the sale of our Pocahontas Gas Partnership, a write-down of $44 of certain upstream producing assets held for sale, a write-down of $23 of a downstream joint venture investment held for sale, a charge of $41 related to an adverse ruling on the patent dispute with GTA, a $24 extraordinary item charge for a premium on the early repayment of Gulf Canada debt securities and a foreign currency exchange loss of $38 associated with the purchase of Gulf Canada.

     In addition to the special items set forth in the previous paragraph, special items for the first nine months of 2001 included a charge of $54 to record repairs and other costs associated with the April 16, 2001 explosion and fire at our Humber refinery in North Lincolnshire, U.K. and a cumulative transition gain of $37 recorded on January 1, 2001 upon initial adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This cumulative transition gain included a $40 gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of the Standards and a $3 charge in U.S. downstream associated with various derivatives.

     The $40 upstream transition gain consisted of $8 that was U.S. related and $32 that was related to international operations. Offsetting this transition gain and included in net income for upstream was a $1 expense for the third quarter of 2001 and a $53 expense for the first nine months of 2001 related to changes in the fair value of these same crude oil put options. The $53 expense for the first nine months of 2001 consisted of $10 for U.S. operations and $43 for international operations.

     Special items for the third quarter of 2000 included a loss of $26 for the write-off of Conoco's 37.5 percent interest in a Colombian power venture, due to a combination of continuing weak demand and unsatisfactory rate regulations.

     In addition to the special item set forth in the previous paragraph, special items for the first nine months of 2000 included a $27 gain from the sale of natural gas processing assets in the U.S., a $16 loss for litigation provisions, $3 for the write-off of related refinery assets and a loss of $4 for settlement costs associated with the separation agreement from DuPont related to a discontinued business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first nine months of 2001 increased $411 million to $2,697 million from $2,286 million in the first nine months of 2000. Cash provided by operations before changes in operating assets and liabilities increased $736 million compared to the first nine months of 2000, primarily due to strong natural gas prices and stronger U.S. refining margins along with higher crude oil sales volumes and natural gas volumes. Negative changes from net operating assets and liabilities of $325 million were primarily due to decreased payables and increased prepaid expenses, partially offset by decreased receivables.

INVESTING ACTIVITIES

     PURCHASE OF BUSINESSES

     On July 16, 2001, Conoco, through a wholly owned subsidiary, completed the acquisition of all the ordinary shares of Gulf Canada Resources Limited (Gulf Canada), now known as Conoco Canada Resources Limited (Conoco Canada) for approximately $4,571 million in cash plus assumed liabilities and minority interests. In this document, for ease of reference, we will refer to Conoco Canada as Gulf Canada. Gulf Canada is a Canadian-based exploration and production company, with primary operations in western Canada, Indonesia, the Netherlands and Ecuador.

     CAPITAL EXPENDITURES AND INVESTMENTS (1)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                    -------------------------
                                                                        2001         2000
                                                                    -----------   -----------
                                                                          (IN MILLIONS)
Upstream
     United States ..............................................   $       478   $       390
     International ..............................................           857         1,289
                                                                    -----------   -----------
         Total upstream .........................................         1,335         1,679
Downstream
     United States ..............................................            97           215
     International ..............................................           148           161
                                                                    -----------   -----------
         Total downstream .......................................           245           376
Emerging businesses (2) .........................................           147            25
Corporate .......................................................            28            21
                                                                    -----------   -----------
Total capital expenditures and investments ......................   $     1,755   $     2,101
                                                                    ===========   ===========

United States ...................................................   $       729   $       647
International ...................................................         1,026         1,454
                                                                    -----------   -----------
Total capital expenditures and investments ......................   $     1,755   $     2,101
                                                                    ===========   ===========


----------

(1) Excludes acquisition of Gulf Canada of $4,571 million cash plus assumed liabilities.

(2) For the first nine months of 2000, reflects the effect of reclassifying a consolidated subsidiary to an equity company, which occurred in the fourth quarter of 2000.

     Total capital expenditures and investments were $1,755 million for the first nine months of 2001, a decrease of $346 million, or 16 percent, versus capital expenditures and investments of $2,101 million for the first nine months of 2000. The decrease was primarily due to lower spending on international upstream acquisitions and lower expenditures on U.S. refining operations. A more detailed description and analysis of capital expenditures and investments by operating segment within the U.S. and international follows. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs.

     Upstream

     Upstream capital expenditures and investments totaled $1,335 million for the first nine months of 2001 compared to $1,679 million for the first nine months of 2000. The decrease of $344 million, or approximately 20 percent, was primarily the result of lower spending on international acquisitions. Expenditures in 2000 included the acquisition of Saga U.K. Ltd. and Canadian natural gas processing and gathering assets.

     United States

     During the first nine months of 2001, Conoco spent $478 million on U.S. capital projects, an increase of $88 million, or 23 percent, from $390 million in the first nine months of 2000. The increase in expenditures in 2001 versus 2000 was primarily due to higher development drilling costs resulting from higher commodity prices.

     International

     International upstream capital expenditures and investments totaled $857 million in the first nine months of 2001, a decrease of $432 million, or 34 percent, from $1,289 million in the first nine months of 2000. The decrease was primarily the result of lower spending on acquisitions. Expenditures in 2000 included the acquisition of Saga U.K. Ltd. and Canadian natural gas processing and gathering assets.

     Downstream

     Downstream capital expenditures and investments totaled $245 million in the first nine months of 2001, a decrease of $131 million, or 35 percent, versus $376 million in the first nine months of 2000, primarily reflecting decreased expenditures on U.S. refining operations.

     United States

     During the first nine months of 2001, Conoco spent $97 million on downstream U.S. capital projects, down $118 million, or 55 percent, from $215 million in the first nine months of 2000. Expenditures in the first nine months of 2001 were principally related to several small investments in our pipeline and refining operations. Capital expenditures and investments in the first nine months of 2000 were primarily related to the new units being installed at our Lake Charles, Louisiana refinery to process synthetic crude from Petrozuata, our Venezuelan joint venture, as well as our ongoing refining and marketing operations.

     International

     Conoco spent $148 million on downstream international capital projects during the first nine months of 2001, down $13 million, or 8 percent, from $161 million in the first nine months of 2000. The majority of the funds in 2001 were directed towards our ongoing refining and marketing operations as well as continuing clean fuels investments. In the first nine months of 2000, a major portion of capital expenditures and investments reflected upgrades to meet clean fuels specifications in Europe and our ongoing refining and marketing operations.

     Emerging Businesses

     Emerging businesses capital expenditures and investments totaled $147 million in the first nine months of 2001 an increase of $122 million compared to $25 million in the first nine months of 2000. The increased expenditures during the first nine months of 2001 were primarily related to the continued construction of our carbon fibers manufacturing plant in Ponca City, Oklahoma and project costs associated with our power business.

     Corporate

     Corporate capital expenditures and investments totaled $28 million in the first nine months of 2001, an increase of $7 million, or 33 percent, compared to $21 million in the first nine months of 2000. Expenditures during the first nine months of 2001 were largely for computer infrastructure.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $261 million for the first nine months of 2001, an increase of $135 million, or 107 percent, from $126 million in the first nine months of 2000. Proceeds in the first nine months of 2001 were primarily the result of the sale of our interest in the Pocahontas Gas Partnership, our interest in Arkhangelskgeoldobycha, a Russian oil company, the sale of retail units and natural gas facilities in the United States and exiting our downstream operation in Spain. Proceeds in the first nine months of 2000 were primarily the result of the sale of non-strategic natural gas processing assets in the U.S.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. We believe our future cash flow from operations and our borrowing capacity should be sufficient to fund our payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     On October 18, 2001, Conoco amended and increased its unsecured $2,000 million revolving credit facility with a syndicate of U.S. and international banks by $1,000 million to facilitate an increase in our commercial paper program. The terms consist of a 364-day committed facility in the amount of $2,350 million and a five-year committed facility, with over two years remaining, in the amount of $650 million. We had no outstanding borrowings under the credit facility at September 30, 2001.

     On October 18, 2001, Conoco increased its U.S. commercial paper program to $3,000 million and continues to maintain a euro 500 million European commercial paper program. Both programs are fully supported by the credit facility. We have the ability to issue commercial paper at any time with maturities not to exceed 270 days. At September 30, 2001, we had $1,044 million of commercial paper outstanding, of which $21 million was denominated in foreign currencies. The weighted-average interest rate was 3.31 percent.

     At September 30, 2001, Gulf Canada had a total of $345 million outstanding borrowings under its $500 million unsecured credit facility. On October 29, 2001, the outstanding balance was repaid and the facility was subsequently cancelled.

     In connection with the July 2001 Gulf Canada acquisition, we arranged a $4,500 million senior unsecured 364-day bridge credit facility to finance the transaction and assumed approximately $2,000 million of net debt and minority interests. The borrowings under the bridge facility were repaid on October 11, 2001 primarily with the net proceeds of $4,469 million from our $4,500 million debt offering described below. The bridge was subsequently cancelled on October 16, 2001. In August 2001, Gulf Indonesia Resources Limited (Gulf Indonesia), a consolidated subsidiary of Gulf Canada, repaid $116 million of its outstanding debt. In September and October 2001, Gulf Canada repaid $944 million of its $975 million in outstanding debt securities in connection with a tender offer commenced on September 20, 2001. In association with the debt securities repaid in September 2001, we incurred an extraordinary item of $41 million ($24 million after-tax) for a premium charged on the early repayment of this debt and expect to incur an additional $33 million ($19 million after-tax) in the fourth quarter of 2001 in association with the portion of the debt repaid in October 2001. In addition, Gulf Canada repaid $200 million of its subordinated debt and an additional $220 million of outstanding private placement debt. We funded these repayments and the repayment of the balance of the bridge facility through a combination of cash on hand, our issuance of commercial paper and borrowings under other available credit lines.

     On October 11, 2001, Conoco Funding Company, a wholly owned Nova Scotia finance subsidiary, issued $3,500 million of senior debt securities, fully and unconditionally guaranteed by Conoco, as follows:

     o    $1,250 million of 5.45 percent notes due 2006;

     o    $1,750 million of 6.35 percent notes due 2011; and

     o    $500 million of 7.25 percent notes due 2031.

Conoco also issued $1,000 million of floating rate notes as follows:

     o $500 million notes due October 15, 2002 with a floating rate based on the three-month LIBOR rate plus .77 percent; and

     o $500 million notes due April 15, 2003 with a floating rate based on the three-month LIBOR rate plus .85 percent.

     In March 2001, Conoco acquired the minority interest in Conoco Gas Holdings L.L.C. from Armadillo L.L.C. The acquisition resulted in a reduction of minority interest of $185 million, an increase in debt of $171 million and a reduction in cash of $14 million. We assumed the $171 million debt from Armadillo L.L.C. and in the second quarter 2001, this debt was reclassified from short-term to long-term.

     Total Conoco debt was $9,651 million at September 30, 2001, up $5,257 million versus $4,394 million at December 31, 2000. The total debt-to-capitalization ratio was 56.8 percent at September 30, 2001 and 42.4 percent at December 31, 2000. Effective with the third quarter of 2001, the debt-to-capitalization ratio calculation was changed to include minority interest in the denominator. The December 31, 2000 debt-to-capitalization ratio has been restated to reflect this change.

     We have committed to reduce total debt between $2,000 million and $2,500 million over the 18 to 24 months following the Gulf Canada acquisition by a combination of cash flow from operations, asset dispositions, rationalization of our capital spending program and suspension of our previously announced stock buyback program.

(b) RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
   Upstream
     United States .........................................    $    1,280     $    1,613     $    5,856     $    3,749
     International .........................................         1,222            935          3,441          2,633
                                                                ----------     ----------     ----------     ----------
         Total upstream ....................................         2,502          2,548          9,297          6,382
   Downstream
     United States .........................................         4,150          4,809         12,528         13,033
     International .........................................         2,898          3,229          8,515          9,051
                                                                ----------     ----------     ----------     ----------
         Total downstream ..................................         7,048          8,038         21,043         22,084
   Emerging businesses .....................................            --              1              5              2
   Corporate ...............................................            --             --             --             --
                                                                ----------     ----------     ----------     ----------
Sales and other operating revenues .........................    $    9,550     $   10,587     $   30,345     $   28,468
                                                                ==========     ==========     ==========     ==========

AFTER-TAX OPERATING INCOME
   Upstream
     United States .........................................    $      131     $      208     $      712     $      487
     International .........................................           218            252            750            812
                                                                ----------     ----------     ----------     ----------
         Total upstream ....................................           349            460          1,462          1,299
   Downstream
     United States .........................................            40             73            329            164
     International .........................................            81             87             86            175
                                                                ----------     ----------     ----------     ----------
         Total downstream ..................................           121            160            415            339
   Emerging businesses .....................................           (21)           (37)           (55)           (55)
   Corporate ...............................................           (28)           (25)           (83)           (76)
                                                                ----------     ----------     ----------     ----------
         Total after-tax operating income ..................           421            558          1,739          1,507
Interest and other non-operating expenses net of tax .......          (164)           (61)          (277)          (155)
                                                                ----------     ----------     ----------     ----------
Net income .................................................    $      257     $      497     $    1,462     $    1,352
                                                                ==========     ==========     ==========     ==========

SPECIAL ITEMS

Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
UPSTREAM
     Property impairments ..................................    $      (44)    $       --     $      (44)    $       27
     Cumulative effect of accounting change ................            --             --             40             --
     Asset sales ...........................................            23             --             23             --
                                                                ----------     ----------     ----------     ----------
         Total upstream special items ......................           (21)            --             19             27
DOWNSTREAM
     Cumulative effect of accounting change ................            --             --             (3)            --
     Humber impairments ....................................            --             --            (54)            --
     Property impairments ..................................           (23)            --            (23)            (3)
     Litigation ............................................           (41)            --            (41)           (16)
                                                                ----------     ----------     ----------     ----------
         Total downstream special items ....................           (64)            --           (121)           (19)
EMERGING BUSINESSES
     Property impairments ..................................            --            (26)            --            (26)
                                                                ----------     ----------     ----------     ----------
         Total emerging businesses .........................            --            (26)            --            (26)

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
CORPORATE
     Discontinued businesses ...............................            --             --             --             (4)
                                                                ----------     ----------     ----------     ----------
         Total corporate special items .....................            --             --             --             (4)
INTEREST AND OTHER NON-OPERATING EXPENSES
     NET OF TAX
     Premium on debt retirement ............................           (24)            --            (24)            --
     Foreign currency exchange loss ........................           (38)            --            (38)            --
                                                                ----------     ----------     ----------     ----------
         Total interest and other non-operating expenses
            net of tax .....................................           (62)            --            (62)            --
                                                                ----------     ----------     ----------     ----------
Total special items ........................................    $     (147)    $      (26)    $     (164)    $      (22)
                                                                ==========     ==========     ==========     ==========

     Special items for the third quarter 2001 included a gain of $23 million from the sale of our Pocahontas Gas Partnership, a write-down of $44 million of certain upstream producing assets held for sale, a write-down of $23 million of a downstream joint venture investment held for sale, a charge of $41 million related to an adverse ruling on the patent dispute with General Technology Applications (GTA), a $24 million extraordinary item charge for a premium on the early repayment of Gulf Canada debt and a foreign currency exchange loss of $38 million associated with the purchase of Gulf Canada.

     In addition to the special items set forth in the previous paragraph, special items for the first nine months of 2001 included a charge of $54 million to record repairs and other costs associated with the April 16, 2001 explosion and fire at our Humber refinery in North Lincolnshire, U.K. and a cumulative transition gain of $37 million recorded on January 1, 2001 upon initial adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This cumulative transition gain included a $40 million gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of the aforementioned standards and a $3 million charge in U.S. downstream associated with various derivatives.

     The $40 million upstream transition gain consisted of $8 million that was U.S. related and $32 million that was related to international operations. Offsetting this transition gain and included in net income for upstream was a $1 million expense for the third quarter of 2001 and a $53 million expense for the first nine months of 2001 related to changes in the fair value of these same crude oil put options. The $53 million expense for the first nine months of 2001 consisted of $10 million for U.S. operations and $43 million for international operations.

     Special items for the third quarter of 2000 included a loss of $26 million for the write-off of Conoco's 37.5 percent interest in a Colombian power venture, due to a combination of continuing weak demand and unsatisfactory rate regulations.

     In addition to the special item set forth in the previous paragraph, special items for the first nine months of 2000 included a $27 million gain from the sale of natural gas processing assets in the U.S., a $16 million loss for litigation provisions, $3 million for the write-off of related refinery assets and a loss of $4 million for settlement costs associated with the separation agreement from DuPont related to a discontinued business.

     THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

     Net income was $257 million in the third quarter of 2001, down 48 percent from $497 million in the third quarter of 2000. Net income before special items was $404 million in the third quarter of 2001, down 23 percent from $523 million in the third quarter of 2000. These decreases predominantly reflected lower prices for refined products, crude oil and natural gas prices. Included in net income and net income before special items and partially offsetting the negative impact of commodity prices was $32 million in earnings accretion attributable to the Gulf Canada acquisition.

     Sales and other operating revenues for the third quarter of 2001 were $9,550 million, down 10 percent from $10,587 million in the third quarter of 2000, primarily due to lower crude oil and North American natural gas prices.

Partially offsetting this was $431 million in sales and operating revenues from Gulf Canada. Crude oil and refined product buy/sell and natural gas resale activities in the third quarter of 2001 totaled $2,329 million, down 9 percent compared to $2,554 million in the third quarter of 2000, principally due to lower crude oil and North American natural gas prices.

     Income from equity affiliates for the third quarter of 2001 was $79 million, down $8 million, or 9 percent, compared to $87 million in the third quarter of 2000. The decrease in earnings at Petrozuata, where our realized price for heavy crude oil dropped by $3.30 per barrel was partially offset by earnings of $5 million from the Petrovera partnership acquired with Gulf Canada.

     Other income for the third quarter of 2001 was $115 million, up 400 percent from $23 million in the third quarter of 2000. Other income included a gain of $85 million on natural gas and crude oil hedges associated with the Gulf Canada acquisition and a $35 million gain from the sale of our interest in the Pocahontas Gas Partnership, partially offset by a $59 million foreign currency loss associated with the purchase of Gulf Canada. The third quarter 2000 included a $26 million write-off for the Colombian power venture.

     Cost of goods sold for the third quarter of 2001 totaled $5,597 million, a decrease of 17 percent, compared to $6,767 million in the third quarter of 2000, primarily attributable to the decrease in commodity prices, partially offset by $80 million in cost of goods sold from Gulf Canada.

     Operating expenses for the third quarter of 2001 were $836 million, up 61 percent, compared to $520 million for the third quarter of 2000. This increase was mainly due to higher transportation and tariff charges experienced by our upstream operations, as well as $128 million in operating expenses associated with Gulf Canada.

     Selling, general and administrative expenses for the third quarter 2001 were $187 million, a decrease of $12 million, or 6 percent, compared to $199 million for the third quarter of 2000. The decrease was primarily related to lower variable compensation expenses.

     Exploration expenses for the third quarter totaled $109 million, up $28 million, or 35 percent, from $81 million in the third quarter of 2000. Most of this increase, or $23 million, was due to our purchase of Gulf Canada, with increased dry hole costs contributing to the rest of the variance.

     Depreciation, depletion and amortization (DD&A) for the third quarter of 2001 totaled $532 million, an increase of $227 million, or 74 percent, compared to $305 million in the third quarter of 2000. The increase was principally due to $146 million in DD&A associated with Gulf Canada, a write-down of $69 million of certain U.S. upstream producing assets held for sale and changes in rates and field mix.

     Provision for income taxes for the third quarter of 2001, including our Gulf Canada acquisition totaled $303 million, down 35 percent, compared to $468 million for the third quarter of 2000, as a result of lower pretax income. The effective tax rate, approximately 52 percent in the third quarter of 2001 compared to 48 percent in the third quarter of 2000, was higher due to a greater portion of 2001 earnings being generated by operations in countries with higher effective tax rates.

     FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

     Conoco had net income of $1,462 million in the first nine months of 2001, up 8 percent from $1,352 million in the first nine months of 2000. Net income before special items was $1,626 million in the first nine months of 2001, up 18 percent from $1,374 million in the first nine months of 2000. These increases predominantly reflect higher natural gas prices and strong U.S. refining margins in the first six months of 2001.

     Sales and other operating revenues for the first nine months of 2001 were $30,345 million, up 7 percent from $28,468 million in the first nine months of 2000, principally due to higher natural gas prices in the first six months of 2001 and the sales and operating revenues for the third quarter 2001 from Gulf Canada. Crude oil and refined product buy/sell and natural gas resale activities in the first nine months of 2001 totaled $7,904 million, up 19 percent compared to $6,632 million in the first nine months of 2000, primarily due to higher natural gas prices in the first six months of 2001.

     Income from equity affiliates for the first nine months of 2001 was $159 million, down $85 million, or 35 percent, compared to $244 million in the first nine months of 2000. Lower prices for heavy crude reduced our first nine months earnings from Petrozuata by $100 million. This was partially offset by an increase in our earnings from the Pocahontas Gas Partnership due to strong U.S. natural gas prices and the earnings from Gulf Canada's Petrovera partnership.

     Other income for the first nine months of 2001 was $260 million, up 43 percent from $182 million in the first nine months of 2000. Other income included a gain of $123 million on natural gas and crude oil hedges associated with the Gulf Canada acquisition and a gain of $35 million for the sale of our interest in the Pocahontas Gas Partnership, partially offset by an $84 million charge related to changes in the fair value of certain crude oil put options from January 1, 2001 to September 30, 2001 and a $59 million foreign currency loss associated with Gulf Canada.

     Cost of goods sold for the first nine months of 2001 totaled $18,353 million, an increase of 4 percent, compared to $17,649 million in the first nine months of 2000, primarily due to the increase in natural gas prices for the first six months of 2001 and the Gulf Canada acquisition.

     Operating expenses for the first nine months of 2001 were $2,150 million, up 37 percent, compared to $1,573 million for the first nine months of 2000. This increase was primarily attributable to our Gulf Canada acquisition, the higher energy costs experienced by our downstream operations, higher volume-related and price-related operating costs, and higher transportation and tariff charges experienced by our upstream operations.

     Selling, general and administrative expenses for the first nine months of 2001 were $591 million, an increase of 2 percent, compared to $580 million for the first nine months of 2000. The increase was related to our Gulf Canada acquisition and higher computer services expenses.

     Exploration expenses for the first nine months of 2001 totaled $202 million, up $26 million, or 15 percent, from $176 million for the first nine months of 2000, primarily reflecting $23 million from Gulf Canada.

     DD&A for the first nine months of 2001 totaled $1,223 million, an increase of $270 million, or 28 percent, compared to $953 million in the first nine months of 2000. The increase was principally due to Gulf Canada DD&A of $146 million. The remainder of the increase was due to a write-down on $69 million of certain U.S. upstream producing assets held for sale and changes in rates and field mix.

     Provision for income taxes for the first nine months of 2001 totaled $1,381 million, up 26 percent, compared to $1,099 million for the first nine months of 2000, as a result of higher pretax income. The effective tax rate, approximately 49 percent in the first nine months of 2001 compared to 45 percent in the first nine months of 2000, was higher due to a greater portion of 2001 earnings being generated by operations in countries with higher effective tax rates.

UPSTREAM SEGMENT RESULTS

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
After-tax operating income
     United States .........................................    $      131     $      208     $      712     $      487
     International .........................................           218            252            750            812
                                                                ----------     ----------     ----------     ----------
         After-tax operating income ........................           349            460          1,462          1,299
Special items
     United States .........................................            21             --             13            (27)
     International .........................................            --             --            (32)            --
                                                                ----------     ----------     ----------     ----------
         Special items .....................................            21             --            (19)           (27)
Earnings before special items
     United States .........................................           152            208            725            460
     International .........................................           218            252            718            812
                                                                ----------     ----------     ----------     ----------
Earnings before special items ..............................    $      370     $      460     $    1,443     $    1,272
                                                                ==========     ==========     ==========     ==========

     The following tables set forth for Conoco (including equity affiliates), Conoco (excluding equity affiliates) and its equity affiliates, average sales prices per barrel of crude oil and condensate sold and average sales prices per thousand cubic feet (mcf) of natural gas sold.

                                                                                              TOTAL         UNITED
                                                                                            WORLDWIDE       STATES        INT'L.
                                                                                            ----------    ----------    ----------
                                                                                                   (UNITED STATES DOLLARS)
TOTAL CONOCO
  For the quarter ended September 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................    $    21.65    $    23.32    $    21.42
     Per mcf of natural gas sold .......................................................          2.87          2.81          2.91
  For the quarter ended September 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         27.20         28.60         26.92
     Per mcf of natural gas sold .......................................................          3.32          3.91          2.60
  For the first nine months ended September 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         22.81         24.28         22.58
     Per mcf of natural gas sold .......................................................          3.95          4.70          3.39
  For the first nine months ended September 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         25.91         27.17         25.67
     Per mcf of natural gas sold .......................................................          2.70          2.90          2.51
CONSOLIDATED COMPANIES
  For the quarter ended September 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................    $    23.35    $    23.32    $    23.36
     Per mcf of natural gas sold .......................................................          2.87          2.79          2.92
  For the quarter ended September 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         28.96         28.60         29.05
     Per mcf of natural gas sold .......................................................          3.30          3.90          2.60
  For the first nine months ended September 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         24.61         24.28         24.67
     Per mcf of natural gas sold .......................................................          3.94          4.68          3.39
  For the first nine months ended September 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         27.14         27.17         27.13
     Per mcf of natural gas sold .......................................................          2.70          2.90          2.51
EQUITY AFFILIATES
  For the quarter ended September 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................    $    14.60    $       --    $    14.60
     Per mcf of natural gas sold .......................................................          3.24          3.63          2.58
  For the quarter ended September 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         18.29            --         18.29
     Per mcf of natural gas sold .......................................................          4.35          4.35            --
  For the first nine months ended September 30, 2001
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         14.03            --         14.03
     Per mcf of natural gas sold .......................................................          5.65          5.65          2.58
  For the first nine months ended September 30, 2000
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold .......................................         19.68            --         19.68
     Per mcf of natural gas sold .......................................................          3.31          3.31            --

     The following table sets forth for Conoco the average sales price per barrel of syncrude sold from the Syncrude project, a joint venture in Canada, acquired with the purchase of Gulf Canada.

                                                                           AVERAGE SALES PRICE
                                                                         -----------------------
                                                                         (UNITED STATES DOLLARS)
SYNCRUDE
  For the quarter ended September 30, 2001
     Per barrel of syncrude oil sold...................................          $27.60

     THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

     Upstream earnings before special items were $370 million in the third quarter of 2001, down 20 percent from $460 million in the third quarter of 2000, driven by lower worldwide crude oil and North American natural gas prices, as well as increased operating costs, DD&A, and exploration expenses. U.S. upstream earnings before special items totaled $152 million in the third quarter of 2001, down 27 percent from $208 million in the comparable period of 2000, reflecting lower crude oil and natural gas prices and lower production volumes. International upstream earnings before special items were $218 million, a decrease of 13 percent from $252 million in the comparable period in 2000. The decrease was primarily attributable to lower crude oil prices, higher overhead and operating expenses, DD&A and exploration expenses, and lower equity earnings from Petrozuata. Partially offsetting this was $32 million in earnings attributable to the Gulf Canada acquisition.

     Conoco's worldwide net realized crude oil price, including equity affiliates averaged $21.65 per barrel for the quarter, down $5.55 per barrel, or 20 percent, from $27.20 per barrel in the third quarter of 2000. Worldwide net realized natural gas prices, including equity affiliates, averaged $2.87 per mcf for the quarter, compared with $3.32 per mcf in the same period in 2000, a decrease of 14 percent, or $.45 per mcf.

     Worldwide petroleum liquids production, including our share of equity affiliates, but excluding syncrude, in the third quarter of 2001 was 458,000 barrels per day versus 365,000 barrels per day in the third quarter of 2000, a 25 percent increase. U.S. petroleum liquids production was down 12 percent as a result of natural field decline in the mid-continent region and the Gulf of Mexico. International petroleum liquids production increased 36 percent from 284,000 barrels per day to 387,000 barrels per day mainly due to Gulf Canada. Other increases were from Vietnam, Petrozuata and the U.K. Canadian syncrude production for the third quarter of 2001 was 17,000 barrels per day.

     Worldwide natural gas production, including our share of equity affiliates, in the third quarter of 2001 was up 40 percent at 2,136 million cubic feet
(mmcf) per day from 1,522 mmcf per day in the third quarter of 2000. U.S. natural gas production was down 4 percent while international natural gas production was 93 percent higher. The international increase was primarily due to the Gulf Canada acquisition with offsetting decreases in our U.K. Boulton and Viking fields.

     FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

     Upstream earnings before special items were $1,443 million in the first nine months of 2001, up 13 percent from $1,272 million in the first nine months of 2000, driven by stronger natural gas prices in the first six months of 2001 and increased international crude oil and natural gas volumes. U.S. upstream earnings before special items totaled $725 million in the first nine months of 2001, up 58 percent from $460 million in the comparable period of 2000, reflecting higher natural gas prices in the first six months of 2001. International upstream earnings before special items were $718 million, a decrease of 12 percent from $812 million in the comparable period in 2000. The decline was primarily attributable to lower equity earnings from Petrozuata, lower crude oil prices and higher overhead and operating and DD&A expenses. Offsetting these decreases were increases in international natural gas prices and crude oil and natural gas volumes, as well as earnings attributable to the Gulf Canada acquisition.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $22.81 per barrel for the first nine months of 2001, down $3.10 per barrel, or 12 percent, from $25.91 per barrel in the first nine months of 2000. Worldwide net realized natural gas prices, including equity affiliates, averaged $3.95 per mcf for the first nine months of 2001, compared with $2.70 per mcf in the same period in 2000, an increase of $1.25 per mcf, or 46 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, for the first nine months of 2001 was 407,000 barrels per day versus 367,000 barrels per day for the first nine months of 2000, an 11 percent increase. U.S. petroleum liquids production was down 10 percent as a result of natural field decline in the mid-continent region and the Gulf of Mexico. International petroleum liquids production increased 17 percent to 335,000 barrels per day due to Gulf Canada and other increases in Vietnam, Petrozuata and the U.K.

     Worldwide natural gas production, including our share of equity affiliates, in the first nine months of 2001 was 1,892 mmcf per day, an increase of 204 mmcf, or 12 percent, from 1,688 mmcf per day in the first nine months of 2000. U.S. natural gas production was down slightly while international natural gas production was 25 percent higher. The international increase was mainly attributable to Gulf Canada.

DOWNSTREAM SEGMENT RESULTS

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
After-tax operating income
     United States .........................................    $       40     $       73     $      329     $      164
     International .........................................            81             87             86            175
                                                                ----------     ----------     ----------     ----------
         After-tax operating income ........................           121            160            415            339
Special items
     United States .........................................            64             --             67             19
     International .........................................            --             --             54             --
                                                                ----------     ----------     ----------     ----------
         Special items .....................................            64             --            121             19
Earnings before special items
     United States .........................................           104             73            396            183
     International .........................................            81             87            140            175
                                                                ----------     ----------     ----------     ----------
Earnings before special items ..............................    $      185     $      160     $      536     $      358
                                                                ==========     ==========     ==========     ==========

     THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

     Downstream earnings before special items were $185 million for the third quarter of 2001, an increase of 16 percent from $160 million in the comparable period in 2000. U.S. downstream earnings before special items were $104 million for the third quarter of 2001, up $31 million, or 42 percent, from $73 million in the third quarter of 2000. The increase was primarily attributable to the impact of stronger inland refining margins and higher co-product margins driven by lower crude oil prices, partly offset by lower refining margins in the Gulf Coast region. International downstream earnings before special items were $81 million for the third quarter of 2001, down 7 percent from $87 million in the comparable period in 2000, mainly reflecting lower refining margins, partly offset by improved refinery optimization and increased marketing margins. Worldwide refined product sales in the third quarter of 2001 were 1,577,000 barrels per day, up 1 percent from the third quarter of 2000, with small increases in all three regions, U.S., Europe and Asia Pacific.

     FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

     Downstream earnings before special items were $536 million for the first nine months of 2001, an increase of 50 percent from $358 million in the comparable period in 2000. U.S. downstream earnings before special items were $396 million for the first nine months of 2001, up $213 million, or 116 percent, from $183 million in the first nine months of 2000. The increase was largely attributable to the impact of stronger refining margins, partly offset by higher overhead and operating expenses, primarily energy costs. International downstream earnings before special items were $140 million for the first nine months of 2001, down 20 percent from $175 million in the comparable period in 2000, primarily reflecting a decrease in refining margins and lower refinery throughputs due to the fire at the U.K. refinery, partly offset by improved marketing margins. Worldwide refined product sales in the first nine months of 2001 were 1,506,000 barrels per day, slightly lower than the 1,509,000 barrels per day in the first nine months of 2000.

EMERGING BUSINESSES SEGMENT RESULTS

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
After-tax operating loss ...................................    $      (21)    $      (37)    $      (55)    $      (55)
Special items ..............................................            --             26             --             26
                                                                ----------     ----------     ----------     ----------
Losses before special items ................................    $      (21)    $      (11)    $      (55)    $      (29)
                                                                ==========     ==========     ==========     ==========

     THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

     Emerging businesses operating losses before special items were $21 million for the third quarter of 2001, an increase of $10 million compared to the third quarter of 2000, principally resulting from the construction of a pilot plant for natural gas refining and increased organizational costs for our carbon fibers ventures.

     FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

     For the first nine months of 2001, emerging businesses operating losses before special items were $55 million, an increase of $26 million compared to the first nine months of 2000, predominantly resulting from higher research and development costs for natural gas refining and increased organizational costs for our carbon fibers ventures.

CORPORATE SEGMENT RESULTS

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
After-tax operating loss ...................................    $      (28)    $      (25)    $      (83)    $      (76)
Special items ..............................................            --              4             --              4
                                                                ----------     ----------     ----------     ----------
Losses before special items ................................    $      (28)    $      (21)    $      (83)    $      (72)
                                                                ==========     ==========     ==========     ==========

     THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

     For the third quarter of 2001, corporate operating expenses before special items totaled $28 million, an increase of $7 million compared to the third quarter of 2000, mainly due to higher technology and advertising costs.

     FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

     Corporate operating expenses totaled $83 million for the first nine months of 2001, an increase of $11 million compared to $72 million for the first nine months of 2000, mostly due to higher technology, advertising and compensation costs.

INTEREST AND OTHER NON-OPERATING EXPENSES NET OF TAX

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                                -------------------------     -------------------------
                                                                   2001           2000           2001           2000
                                                                ----------     ----------     ----------     ----------
                                                                                     (IN MILLIONS)
Interest expense on debt ...................................    $     (121)    $      (65)    $     (253)    $     (201)
Interest income ............................................             1              7             26             25
Exchange gains (losses) ....................................           (42)            (3)           (45)            21
Other ......................................................            (2)            --             (5)            --
                                                                ----------     ----------     ----------     ----------
Interest and other non-operating expenses net of tax .......          (164)           (61)          (277)          (155)
Special items ..............................................            62             --             62             --
                                                                ----------     ----------     ----------     ----------
Interest and other non-operating expenses net of tax
     before special items ..................................    $     (102)    $      (61)    $     (215)    $     (155)
                                                                ==========     ==========     ==========     ==========

     THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

     Interest and other non-operating expenses before special items for the third quarter of 2001 amounted to $102 million, an increase of $41 million, or 67 percent, compared to $61 million in the comparable period in 2000. This impairment is primarily attributable to an increase in interest expense brought on by additional debt incurred to acquire Gulf Canada and reduced interest income.

     FIRST NINE MONTHS 2001 VERSUS FIRST NINE MONTHS 2000

     For the first nine months of 2001, interest and other non-operating expenses before special items amounted to $215 million, an increase of $60 million, or 39 percent, compared to $155 million in the comparable period in 2000. This impairment is mostly due to an increase in interest expense brought on by additional debt incurred to acquire Gulf Canada and foreign currency exchange losses.

TAX MATTERS

     During the period ended September 30, 2001, Conoco recorded a reduction in deferred tax assets of $43 million due to the utilization of prior year U.S. alternative minimum tax credit carry forwards. Conoco continues to believe it is more likely than not that the deferred tax asset based on remaining U.S. alternative minimum tax credit carry forwards will be realized in future years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Information about interest rate risk for the period ended September 30, 2001 did not differ materially from that discussed under "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Conoco's 2000 Annual Report on Form 10-K. In late October and early November, Conoco began entering into interest rate swaps to increase the portion of our debt portfolio subject to floating interest rates. These instruments qualify for hedge accounting under SFAS Nos. 133 and 138.

     Changes in commodity price risk and foreign currency risk for the period ended September 30, 2001, are summarized below.

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

     Conoco's policy is generally to be exposed to market pricing for commodity purchases and sales. From time to time, management may use derivatives to establish longer-term positions to hedge the price risk for Conoco's equity crude oil and natural gas production, as well as its refinery margins. Specifically, in conjunction with the Gulf Canada acquisition, we initiated an extensive hedging program to mitigate our exposure to volatile crude oil and natural gas prices through the purchase of derivative instruments.

     Conoco does limited amounts of trading for profit unrelated to its underlying physical business. After-tax gain or loss from trading for profit activities has not been material.

     The fair value gain or loss of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table as follows:

                                                                          CHANGE IN FAIR
                                                                              VALUE
                                                                         FROM 10% ADVERSE
                                                            FAIR VALUE     PRICE CHANGE
                                                            ----------   ----------------
COMMODITY DERIVATIVES (1)

AT SEPTEMBER 30, 2001
Crude Oil and Refined Products
Trading ...............................................     $       (2)     $       --
Non-trading (2) (3) ...................................            111            (132)
                                                            ----------      ----------
Combined ..............................................     $      109      $     (132)
                                                            ==========      ==========

Natural Gas
Trading ...............................................     $        7      $       (3)
Non-trading (4) .......................................             50              (8)
                                                            ----------      ----------
Combined ..............................................     $       57      $      (11)
                                                            ==========      ==========

AT DECEMBER 31, 2000
Crude Oil and Refined Products
Trading ...............................................     $        1      $        1
Non-trading (2) .......................................             92             (29)
                                                            ----------      ----------
Combined ..............................................     $       93      $      (28)
                                                            ==========      ==========

Natural Gas
Trading ...............................................     $        3      $        2
Non-trading ...........................................            103             (33)
                                                            ----------      ----------
Combined ..............................................     $      106      $      (31)
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

(3) Includes collars with a $24.04 floor price and a $26.54 cap price (West Texas Intermediate equivalent) on 54.5 million barrels for the period October 2001 through December 2002.

     Includes swaps at $25.30 on 18.3 million barrels for the period October 2001 through December 2002.

(4) Includes collars with a $4.00 floor price and a $4.60 cap price (NYMEX equivalent) on approximately 120,000 mmbtu per day for the period October 2001 through December 2002.

     Includes swaps at $4.02 on approximately 100,000 mmbtu per day for the period October 2001 through December 2002.

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

     FOREIGN CURRENCY RISK

     At September 30, 2001, Conoco had one foreign currency swap associated with our European commercial paper program with a fair value of $.1 million. A 10 percent adverse change in foreign currency exchange rates would change the fair value of the derivative instrument by $2 million.

     At September 30, 2001, Conoco had open foreign currency exchange derivative instruments related to foreign currency cash tax payments with a fair value of $1 million. A 10 percent adverse change in foreign currency exchange rates would change the fair value of the derivative instruments by $12 million.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 2000 Annual Report on Form 10-K and the reports on Form 10-Q for the first and second quarters of 2001, except as discussed below.

     During August 2001, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Conoco for certain alleged violations of the federal fuels regulations of the Clear Air Act. The NOV arises from a June 1998 EPA audit of each of Conoco's Billings, Denver, Lake Charles and Ponca City refineries and its Conoco Center complex in Houston, Texas. The NOV seeks a penalty of $190,000.

     During August 2001, EPA and the U.S. Department of Justice (DOJ) notified Conoco of their intent to seek sanctions for alleged violations of the Clean Air Act arising from a 1998 Maximum Achievable Control Technology (MACT) compliance test of a flare at Conoco's Denver refinery. EPA and DOJ seek a cash penalty of $38,775 and the performance of a Supplemental Environmental Project (SEP) valued at $130,000.

     Conoco is subject to various lawsuits and claims involving a variety of matters including, along with other oil companies, actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; claims for damages resulting from leaking underground storage tanks; and related toxic tort claims. As a result of the separation agreement with DuPont, Conoco has also assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized.

     On May 2, 2000, a jury in federal court in Virginia found that Conoco infringed patents of General Technology Applications (GTA) involving part of a process for manufacturing flow improver products. The amount awarded as damages was $55 million. The Federal Circuit Court of Appeals handed down a decision on September 19, 2001, without a written opinion, affirming the trial court's verdict. In the third quarter, we accrued the $55 million in damages plus approximately $10 million for pre-judgment and post-judgment interest and royalties owed to GTA for product sales since the date of the verdict through September 30, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 21, 2001, Conoco's stockholders adopted a merger agreement providing for the merger of a wholly owned subsidiary of Conoco with and into Conoco. The merger had the effect of combining our Class A and Class B common stock into a single class of common stock by converting each share of Class A common stock and Class B common stock into one share of new common stock. Each shareholder has the same economic ownership of Conoco stock that they had prior to the merger, and each share of the new common stock is entitled to one vote. Prior to the merger, each share of Class A common stock was entitled to one vote and each share of Class B common stock was entitled to five votes. The merger was effective October 8, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 21, 2001, Conoco held a special meeting of stockholders for the purpose of (1) adopting a merger agreement providing for the merger of a wholly owned subsidiary of Conoco with and into Conoco that had the effect of combining our two classes of common stock into a single class of common stock by converting each share of our Class A common stock and Class B common stock into one share of new common stock, (2) approving Conoco's 1998 Stock and Performance Incentive Plan, as amended and restated and (3) approving Conoco's 1998 Key Employee Stock Performance Plan, as amended and restated.

1. Proposal for adoption of a merger agreement providing for the merger of a wholly owned subsidiary of Conoco with and into Conoco.

     COMBINED VOTES OF HOLDERS OF CLASS A AND CLASS B COMMON STOCK

    For..........................................................................           1,717,808,212
    Against......................................................................               9,159,861
    Abstain......................................................................               9,810,341
    Broker Non-Vote..............................................................             191,020,212

     VOTES OF HOLDERS OF CLASS B COMMON STOCK

    For..........................................................................           1,604,386,705
    Against......................................................................               8,961,840
    Abstain......................................................................               9,653,670
    Broker Non-Vote..............................................................             165,024,245

2. Proposal for approval of Conoco's 1998 Stock and Performance Incentive Plan, as amended and restated.

     For.........................................................................           1,732,024,608
     Against.....................................................................             183,232,508
     Abstain.....................................................................              12,541,510

3. Proposal for approval of Conoco's 1998 Key Employee Stock Performance Plan, as amended and restated.

    For..........................................................................           1,816,478,550
    Against......................................................................              98,627,995
    Abstain......................................................................              12,692,081

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

     o potential disruption or interruption of our production facilities due to accidents, political events or terrorism;

     o    international monetary conditions and exchange controls;

     o    liability for remedial actions under environmental regulations;

     o    liability resulting from litigation;

     o general domestic and international economic and political conditions including armed hostilities and terrorism; or

     o    changes in tax and other laws applicable to our business.

(b)  OTHER EVENTS

     On November 2, 2001, the board of directors of Conoco Inc. elected Richard
H. Auchinleck to Conoco's board of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibit index filed with this Form 10-Q is on page 34.

(b)  REPORTS ON FORM 8-K

     1. On July 17, 2001, Conoco filed a current report on Form 8-K dated July 17, 2001. In this report, we announced that our board of directors had approved, and recommended to our stockholders for approval, the elimination of our dual class capital structure by combining our Class A common stock and Class B common stock.

     2. On July 31, 2001, Conoco filed a current report on Form 8-K dated July 16, 2001. In this report, we disclosed the completion of our acquisition of Gulf Canada.

     3. On September 10, 2001, Conoco filed a current report on Form 8-K/A dated July 16, 2001. In this report, we filed Gulf Canada's audited 2000 consolidated financial statements, Gulf Canada's unaudited June 30, 2001 consolidated financial statements, Conoco's audited 2000 consolidated financial statements, Gulf Canada and Conoco unaudited pro forma condensed income statements for the year 2000 and the six months ended June 30, 2001 and Gulf Canada and Conoco unaudited pro forma balance sheets at June 30, 2001.

     4. On September 17, 2001, Conoco filed a current report on Form 8-K dated September 17, 2001. In this report, we filed an Investor Relations Gram that we posted on our website that offered some perspective on how to assess the earnings impact of the Gulf Canada acquisition on Conoco.

     5. On September 20, 2001, Conoco filed a current report on Form 8-K dated September 20, 2001. In this report, we filed a Conoco Canada Resources Limited press release dated September 20, 2001 announcing that Conoco Canada Resources Limited had commenced a tender offer for all its outstanding 8.375 percent senior notes due 2005; 8.35 percent senior notes due 2006; 7.125 percent notes due 2011 and 8.25 percent senior notes due 2017.

     6. On September 24, 2001, Conoco filed a current report on Form 8-K dated September 21, 2001. In this report, we announced that at the special meeting held on September 21, 2001, our stockholders had approved the elimination of our dual class capital structure by combining our Class A common stock and Class B common stock into a single class of new common stock. We also announced that lower natural gas and crude oil prices and an increased level of exploration and higher operating costs were expected to result in third quarter earnings before special items of between 55 and 60 cents per diluted share.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CONOCO INC.
                                             (Registrant)





                                             By:        /s/ W. DAVID WELCH
                                                --------------------------------
                                                  Vice President, Controller and
                                                   Principal Accounting Officer




Date: November 7, 2001

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                                       DESCRIPTION
-------                                                      -----------

     2.1                   Agreement and Plan of Merger by and between Conoco Inc. and Conoco Delaware I, Inc.
                           (incorporated by reference to Appendix A filed as part of Conoco's Proxy Statement filed with the Commission on August 3, 2001, File No. 001-14521).

     4.1                   Restated Certificate of Incorporation of Conoco (incorporated by reference to
                           Appendix B filed as part of Conoco's Proxy Statement filed with the Commission on
                           August 3, 2001, File No. 001-14521).

     4.2                   Bylaws of Conoco, as amended as of September 4, 2001 (incorporated by reference to
                           Exhibit 3.3 of Conoco's Registration Statement on Form S-3, as amended by Amendment
                           No. 1 thereto, Registration No. 333-67004).

     4.3                   Form of certificate representing Common Stock (incorporated by reference to Exhibit
                           4.1 of Conoco's Registration Statement on Form 8-A filed with the Commission on
                           September 28, 2001, File No. 001-14521).

    *4.4                   Third Amendment to Rights Agreement between Conoco and the Rights Agent dated as of
                           October 8, 2001, which includes as Exhibit A the form Certificate of Designations,
                           Preferences and Rights of Series A Junior Participating Preferred Stock, as Exhibit
                           B the form of Rights Certificate and as Exhibit D the Summary of Rights to Purchase
                           Preferred Stock.

     4.5                   Indenture, dated as of April 15, 1999, between Conoco Inc., as issuer, and Bank One,
                           N.A., as trustee, (incorporated by reference to Exhibit 4.1 of the Registration
                           Statement of Conoco Inc. and Conoco Funding Company of Form S-3 (Registration Nos.
                           333-69198 and 333-69198-01)).

    *4.6                   Indenture, dated as of October 11, 2001, among Conoco Funding Company, as issuer,
                           Conoco Inc., as guarantor, and Bank One, N.A., as trustee.

    *4.7                   Terms of Conoco Inc.'s Floating Rate Notes due October 15, 2002 and Floating Rate
                           Notes due April 15, 2003 (including the form of note).

    *4.8                   Terms of Conoco Funding Company's 5.45 % Notes due 2006, 6.35% Notes due 2011 and
                           7.25% Notes due 2031 (including the form of note).

    10.1                   1998 Stock and Performance Incentive Plan (incorporated by reference to Exhibit 4.9 of Conoco's Registration Statement on Form S-8, Registration No. 333-71070).

    10.2                   1998 Key Employee Stock Performance Plan (incorporated by reference to Exhibit 4.10 of Conoco's Registration Statement on Form S-8, Registration No. 333-71070).

    10.3                   Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to
                           Exhibit 4.11 of Conoco's Registration Statement on Form S-8, Registration No.
                           333-71070.

   *12                     Computation of Ratio of Earnings to Fixed Charges.



* File herein.