Form 10-Q
period 2002-03-31
CONOCO INC /DE
filed 2002-05-08
CIK 1066806

                               First Quarter 2002
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                              ---------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         626,682,434 shares of common stock, $.01 par value, were outstanding as of May 3, 2002.

================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------
Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    12
      (b)  Results of Operations..........................................................................    15

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    20

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    24

   Item 4. Submission of Matters to a Vote of Security Holders............................................    24

   Item 5. Other Information
           Disclosure Regarding Forward-Looking Information...............................................    24

   Item 6. Exhibits and Reports on Form 8-K...............................................................    25

Signature.................................................................................................    26

Exhibit Index.............................................................................................    27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CONOCO INC.

                    CONSOLIDATED STATEMENT OF INCOME (NOTE 1)
                                   (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                           ----------------------------
                                                                                               2002            2001
                                                                                            ----------      ----------
                                                                                                   (IN MILLIONS,
                                                                                                 EXCEPT PER SHARE)
Revenues
    Sales and other operating revenues (1) (2) ........................................     $    7,998      $   10,625
    Equity in earnings of affiliates (note 5) .........................................             36              21
    Other income (note 3) .............................................................            (15)             31
                                                                                            ----------      ----------
          Total revenues ..............................................................          8,019          10,677
                                                                                            ----------      ----------
Cost and expenses
    Cost of goods sold (2) (3) ........................................................          4,468           6,619
    Operating expenses ................................................................            692             614
    Selling, general and administrative expenses ......................................            212             196
    Exploration expenses ..............................................................             70              37
    Depreciation, depletion and amortization ..........................................            466             353
    Taxes other than on income (1) ....................................................          1,778           1,638
    Interest and debt expense .........................................................            116              75
                                                                                            ----------      ----------
          Total costs and expenses ....................................................          7,802           9,532
                                                                                            ----------      ----------
Income before income taxes ............................................................            217           1,145
Income tax expense ....................................................................            135             529
                                                                                            ----------      ----------
Income before extraordinary item and accounting changes ...............................             82             616
Extraordinary item, charge for the early extinguishment of debt, net of income taxes ..             (1)             --
Cumulative effect of accounting changes, net of income taxes of $11 for 2002 and
    $22 for 2001 (notes 2 and 3) ......................................................             23              37
                                                                                            ----------      ----------
Net income (note 11) ..................................................................     $      104      $      653
                                                                                            ==========      ==========
Earnings per share (note 6)
  Basic
    Before extraordinary item and accounting changes ..................................     $      .13      $      .99
    Extraordinary item ................................................................             --              --
    Cumulative effect of accounting changes ...........................................            .04             .05
                                                                                            ----------      ----------
                                                                                            $      .17      $     1.04
                                                                                            ==========      ==========
  Diluted
    Before extraordinary item and accounting changes ..................................     $      .13      $      .97
    Extraordinary item ................................................................             --              --
    Cumulative effect of accounting changes ...........................................            .03             .06
                                                                                            ----------      ----------
                                                                                            $      .16      $     1.03
                                                                                            ==========      ==========
Weighted-average shares outstanding (note 6)
    Basic .............................................................................            627             625
    Diluted ...........................................................................            636             635
Dividends per share of common stock (note 7) ..........................................     $      .19      $      .19

----------

(1)  Includes petroleum excise taxes...................................................     $    1,729      $    1,564

(2) First quarter 2001 includes a reclassification of revenues previously reported as a reduction in cost of goods sold of $90.

(3)  Excludes refining depreciation....................................................             33              33

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                       CONSOLIDATED BALANCE SHEET (NOTE 1)
                                   (UNAUDITED)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      2002             2001
                                                                                   ----------      ------------
                                                                                         (IN MILLIONS)
                                                    ASSETS
Current assets
   Cash and cash equivalents .................................................     $      221      $        388
   Accounts and notes receivable .............................................          2,045             1,894
   Inventories (note 8) ......................................................          1,087               995
   Other current assets ......................................................            951             1,066
                                                                                   ----------      ------------
         Total current assets ................................................          4,304             4,343
Property, plant and equipment ................................................         30,620            30,224
Less: accumulated depreciation, depletion and amortization ...................        (12,643)          (12,306)
                                                                                   ----------      ------------
Net property, plant and equipment ............................................         17,977            17,918
Investment in affiliates .....................................................          1,916             1,894
Goodwill .....................................................................          2,933             2,933
Other assets .................................................................            804               816
                                                                                   ----------      ------------
Total assets .................................................................     $   27,934      $     27,904
                                                                                   ==========      ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..........................................................     $    1,877      $      1,950
   Short-term borrowings and capital lease obligations .......................          1,275             1,125
   Income taxes ..............................................................            605               530
   Other accrued liabilities .................................................          2,075             1,897
                                                                                   ----------      ------------
         Total current liabilities ...........................................          5,832             5,502
Long-term borrowings and capital lease obligations ...........................          8,179             8,267
Deferred income taxes ........................................................          3,870             3,975
Other liabilities and deferred credits .......................................          2,315             2,346
                                                                                   ----------      ------------
         Total liabilities ...................................................         20,196            20,090
                                                                                   ----------      ------------

Commitments and contingent liabilities (note 9)
Minority interests ...........................................................          1,213             1,204
Stockholders' equity
   Preferred stock, $.01 par value
     250,000,000 shares authorized; none issued ..............................             --                --
   Common stock, $.01 par value
     4,600,000,000 shares authorized; 628,938,046 shares issued with
      626,534,322 shares outstanding at March 31, 2002 and 625,658,528 shares
      outstanding at December 31, 2001 .......................................              6                 6
   Additional paid-in capital ................................................          5,045             5,044
   Retained earnings .........................................................          2,519             2,537
   Accumulated other comprehensive loss (note 10) ............................           (984)             (894)
   Treasury stock, at cost
     2,403,724 and 3,279,518 shares at March 31, 2002, and
      December 31, 2001, respectively ........................................            (61)              (83)
                                                                                   ----------      ------------
         Total stockholders' equity ..........................................          6,525             6,610
                                                                                   ----------      ------------
Total liabilities and stockholders' equity ...................................     $   27,934      $     27,904
                                                                                   ==========      ============

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 1)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                            --------------------------
                                                                                               2002            2001
                                                                                            ----------      ----------
                                                                                                   (IN MILLIONS)
Cash provided by operations
    Net income ........................................................................     $      104      $      653
    Adjustments to reconcile net income to cash provided by operations
      Extraordinary item, charge for the early extinguishment of debt .................              1              --
      Cumulative effect of accounting changes .........................................            (34)            (59)
      Depreciation, depletion and amortization ........................................            466             353
      Dry hole costs and impairment of unproved properties ............................             30               7
      Deferred income taxes ...........................................................            (80)            128
      Income applicable to minority interests .........................................             14               7
      Gain on asset dispositions ......................................................            (29)            (13)
      Dividends received greater than (less than) equity in earnings of affiliates ....            (19)              9
      Other non-cash charges and credits - net ........................................             (1)            (27)
      Decrease (increase) in operating assets
        Accounts and notes receivable .................................................           (139)              4
        Inventories ...................................................................            (97)           (193)
        Other operating assets ........................................................            (39)           (101)
      Increase (decrease) in operating liabilities
        Accounts and other operating payables .........................................            (67)             35
        Income and other taxes payable ................................................            309             125
                                                                                            ----------      ----------
           Cash provided by operations ................................................            419             928
                                                                                            ----------      ----------
Investing activities
    Purchases of property, plant and equipment ........................................           (589)           (336)
    Investments in affiliates - net ...................................................             (4)            (65)
    Proceeds from sales of assets and subsidiaries ....................................             55              51
     Net increase in short-term instruments ...........................................             (1)             --
                                                                                            ----------      ----------
           Cash used in investing activities ..........................................           (539)           (350)
                                                                                            ----------      ----------
Financing activities
    Short-term borrowings - net .......................................................             88            (183)
    Long-term borrowings - net ........................................................            (13)             --
    Treasury stock purchases - net ....................................................              5             (12)
    Cash dividends ....................................................................           (119)           (118)
    Net payments to minority interests ................................................             (6)            (20)
                                                                                            ----------      ----------
           Cash used in financing activities ..........................................            (45)           (333)
                                                                                            ----------      ----------
Effect of exchange rate changes on cash ...............................................             (2)            (26)
                                                                                            ----------      ----------
Increase (decrease) in cash and cash equivalents ......................................           (167)            219
Cash and cash equivalents at beginning of year ........................................            388             342
                                                                                            ----------      ----------
Cash and cash equivalents at March 31 .................................................     $      221      $      561
                                                                                            ==========      ==========


          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


1.   BASIS OF PRESENTATION AND ACCOUNTING POLICY

     These consolidated interim financial statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Conoco's 2001 Annual Report on Form 10-K.

2.   CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     Effective January 1, 2002, we changed our method of accounting for the cost of planned major maintenance expenditures from the accrue-in-advance method to the expense-as-incurred method, a preferable method of accounting. The new method results in the recognition of refinery and plant turnaround or tanker, barge and boat dry dock maintenance costs in the period that the obligation occurs. The cumulative effect of this change in accounting principle is an increase in net income in the first quarter of 2002 of $42 (net of income taxes of $20), or $.07 per basic share and $.06 per diluted share. The effect of adopting this accounting principle on income before extraordinary item and accounting changes and on net income in the first quarter of 2002 is an increase of $9 (net of income taxes of $5), or $.01 per basic and diluted share.

     The pro forma effects of the retroactive application of the change in accounting principle related to planned major maintenance are as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                     --------------------
                                                                                       2002        2001
                                                                                     --------    --------
Income before extraordinary item and accounting changes.........................     $     82    $    621
Earnings per share
     Basic......................................................................          .13         .99
     Diluted....................................................................          .13         .98
Net income......................................................................     $     62    $    658
Earnings per share
     Basic......................................................................          .10        1.05
     Diluted....................................................................          .10        1.04

     Additionally, effective January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) Interpretations A18 and A19 of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (SFAS 133) as they relate to the fair value at January 1, 2002 of certain long-term international gas contracts. The cumulative effect of this change in accounting principle is a transition loss of $19 (net of income taxes of $9), or $.03 per basic and diluted share. Prior to the issuance of the interpretations, these contracts were excluded from mark-to-market accounting under SFAS 133. Other income in the first quarter of 2002 also included a $40 pretax gain ($25 after-tax) from changes in the fair value of these same contracts from the January 1 adoption date of Interpretations A18 and A19 through March 31, 2002.

3.   DERIVATIVE INSTRUMENTS

     For the first quarter of 2002, other income included a $162 unrealized pretax loss ($102 after-tax) and sales and other operating revenues included a $31 realized pretax gain ($20 after-tax) related to changes in the fair value of crude oil and natural gas collars and swaps initiated with the 2001 Gulf Canada acquisition (see footnote 4) from January 1, 2002 through March 31, 2002. Hedge accounting was not applied to the derivatives where the change in fair value was reported in other income. In addition, other income in the first quarter of 2002 included a $40 pretax

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


gain ($25 after-tax) from changes in the fair value of the long-term international gas contracts mentioned in footnote 2 above, for which hedge accounting was not applied. For derivative instruments where hedge accounting was applied, the ineffective portions of these hedges were immaterial.

     In accordance with the transition provisions of SFAS 133, we recorded the following after-tax cumulative adjustments into earnings on January 1, 2001. The total amount is shown on the consolidated statement of income as cumulative effect of accounting change for 2001.

Previously designated fair value hedging relationships: (1)
   Fair value of hedging instruments...............................................    $   27
   Offsetting changes in fair value of hedged items................................       (25)
Hedging instruments not designated for hedge accounting under SFAS 133 (2).........        36
Contracts previously not designated as derivative instruments prior to SFAS 133....        (1)
                                                                                       ------
Total cumulative effect of adoption on earnings, after-tax.........................    $   37
                                                                                       ======

----------

(1) These fair value hedging relationships reflect conversions of certain commodity contracts from fixed prices to market prices, in accordance with Conoco's Risk Management Policy. During the first quarter of 2001, the ineffective portions of these hedges were immaterial.

(2) Primarily reflects a pretax gain of $64 ($40 after-tax) related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption date of SFAS 133. Included in income before extraordinary item and accounting changes on the consolidated statement of income is a $69 pretax expense ($43 after-tax) related to changes in the fair value of these same crude oil put options from January 1, 2001 to March 31, 2001.

4.   GULF CANADA ACQUISITION

     On July 16, 2001, Conoco, through a wholly owned subsidiary, completed the acquisition of all the ordinary shares of Gulf Canada Resources Limited (Gulf Canada), now known as Conoco Canada Resources Limited (Conoco Canada), for approximately $4,571 in cash plus assumed liabilities and minority interests. In this document, for ease of reference, we will refer to Conoco Canada as Gulf Canada. Prior to the acquisition, Gulf Canada was a Canadian-based independent exploration and production company, with primary operations in western Canada, Indonesia, the Netherlands and Ecuador. Subsequent to the acquisition, operational responsibilities for Gulf Canada's interests in Indonesia, the Netherlands and Ecuador were realigned within Conoco's regional organizations and Conoco's existing Canadian operations were merged with those of Gulf Canada.

     The following table presents the unaudited pro forma results of Conoco giving effect to the Gulf Canada acquisition as if the acquisition had occurred on January 1, 2001. For these unaudited pro forma results, the historical information of Gulf Canada has been converted to U.S. GAAP and converted to U.S. dollars using the average exchange rates for the periods involved. The unaudited results do not purport to represent what the results of operations would actually have been if the acquisition had in fact occurred on such dates or to project the results of operations of Conoco for any future date or period.

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                               -------------------------
                                                                                  2002           2001
                                                                               ----------     ----------
Revenues .................................................................     $    8,019     $   11,264
Income before extraordinary item and accounting changes ..................             82            639
Net income ...............................................................            104            676

Earnings per share before extraordinary item and accounting changes
     Basic ...............................................................            .13           1.02
     Diluted .............................................................            .13           1.01
Earnings per share
     Basic ...............................................................            .17           1.08
     Diluted .............................................................            .16           1.06

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


5.   SUMMARIZED FINANCIAL INFORMATION FOR PETROZUATA

     Summarized below is the consolidated financial information for Petrozuata C.A. on a 100 percent basis. We use the equity method to account for our noncontrolling 50.1 percent equity interest in Petrozuata.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                               ---------------------------
                                                                  2002             2001
                                                               -----------      ----------
RESULTS OF OPERATIONS
Sales.....................................................     $       146      $      108
Earnings (loss) before income taxes.......................              29             (32)
Net income (loss).........................................              27             (17)

     Conoco's equity in Petrozuata's earnings for the three months ended March 31, 2002 was $14, which included a $15 impairment from the devaluation of the bolivar. Conoco's share of Petrozuata's loss was $9 for the three months ended March 31, 2001.

6.   EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding plus the effects of certain vested Conoco employee and director awards and fee deferrals that are invested in Conoco stock units (the denominator). Diluted EPS is similarly computed using the treasury stock method, except the denominator is increased to include the dilutive effect of outstanding stock options and unvested shares of restricted stock awarded under Conoco's compensation plans. Fixed options and restricted stock grants that are contingent upon continued service to the company are included in the diluted earnings per share calculation and are excluded in the basic earnings per share calculation. Issuance of these shares is contingent only upon a continued specified service period of the grantees, and there are no other contingency provisions in these fixed options and restricted stock grants.

     For the three months ended March 31, 2002 and March 31, 2001, basic EPS reflected the weighted-average number of shares of common stock and deferred award units outstanding. Diluted EPS included the dilutive effect of an additional 9,262,479 shares for the first quarter of 2002 and an additional 10,306,345 shares for the first quarter of 2001.

     The denominator is based on the following weighted-average number of common shares outstanding:

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                      ---------------------------------
                                          2002                 2001
                                      ------------         ------------
Basic.............................     626,974,757          624,701,151
Diluted...........................     636,237,236          635,007,496

     Variable stock options for 1,331,300 shares of common stock became vested and exercisable on March 12, 2002 as a result of stockholder approval of Conoco's previously announced merger with Phillips Petroleum Company (Phillips) at the stockholders meeting held on that date. These options have been reclassified as fixed and are now included in the computation of diluted EPS. Variable stock options for 3,124,146 shares of common stock were outstanding at March 31, 2001. These options were not included in the computation of diluted EPS because the threshold price required for these options to be vested had not been reached.

     Fixed stock options for 7,701,314 and 7,681,467 shares of common stock were not included in the diluted earnings per share calculation for March 31, 2002 and March 31, 2001, respectively, because the exercise price was greater than the average market price over the quarter.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


7.   DIVIDENDS

     Conoco paid a $.19 dividend per share in the first quarter of 2002 and a $.19 dividend per share in the first quarter of 2001.

     On April 25, 2002, Conoco declared a second quarter cash dividend of $.19 per share on each outstanding share of common stock, payable on June 10, 2002 to shareholders of record on May 10, 2002.

8.   INVENTORIES

                                                    MARCH 31,      DECEMBER 31,
                                                       2002            2001
                                                    ----------     ------------
Crude oil and petroleum products ..............     $      872     $        773
Canadian Syncrude (from mining operations) ....              7               10
Other merchandise .............................             25               26
Materials and supplies ........................            183              186
                                                    ----------     ------------
Inventories ...................................     $    1,087     $        995
                                                    ==========     ============

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market. Additionally, we have obligations under international contracts to purchase natural gas over periods up to 18 years. Due to weakening market prices since year-end, these long-term purchase obligations are at prices in excess of March 31, 2002 quoted market prices. No material annual gain or loss is expected from these long-term commitments.

     We are subject to various lawsuits and claims including but not limited to: actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; claims for damages resulting from leaking underground storage tanks; and related toxic tort claims. As a result of the separation agreement with DuPont, we also have assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations and cash flows in the period in which they are recognized.

     An accrual of $112 was recorded during the fourth quarter of 2001 for a litigation settlement related to certain discontinued chemicals businesses for which we assumed responsibility for claims as a result of the separation agreement with DuPont. As of the end of April 2002, we paid $98 of the accrual, with the remainder to be paid during May 2002. Additionally, we anticipate receiving insurance proceeds of $28 over the next three months.

     Over the next seven years, we will spend an estimated $95 to $110 for capital improvements at our U.S. refineries to install control technology and equipment to reduce emissions from stacks, vents, valves, heaters, boilers and flares.

     We also are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by us or other parties. We have accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in our 2001 Annual Report on Form 10-K. These accrued liabilities exclude claims against our insurers or other third parties and are not discounted. We assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by us in the past and in the third quarter of 2001, we assumed environmental remediation liabilities with the purchase of Gulf Canada. The liabilities are included in our environmental accrual. At March 31, 2002, our environmental accrual was $160. In management's opinion, this accrual was appropriate based on existing facts and circumstances. Under adverse changes in circumstances,

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations and cash flows in the period recognized. However, management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     At March 31, 2002, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $372 of borrowings and other obligations of certain affiliated companies and others. The balance at March 31, 2002, no longer includes $719 associated with Petrozuata. In March 2002, Conoco was notified that DuPont was released from its guarantee of the debt associated with Petrozuata, and that debt became non-recourse to both Conoco and DuPont. In addition, at March 31, 2002, Conoco owned 7,510 million shares of Turcas Petrol A.S., of which 3,964 million shares were pledged to a group of Turkish banks that issued letters of credit in support of a $70 borrowing. Conoco had no indirect guarantees as of March 31, 2002.

10.  COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                  --------------------------
                                                                                                     2002            2001
                                                                                                  ----------      ----------
Net income ..................................................................................     $      104      $      653
Other comprehensive loss
  Foreign currency translation adjustment ...................................................            (14)           (117)
     Unrealized gains (losses) on crude oil and natural gas derivatives - current charges ...            (65)             --
     Unrealized gains (losses) on crude oil and natural gas derivatives - reclassified
       into income ..........................................................................            (20)             --
     Unrealized gains (losses) on interest rate derivatives - current gains (charges) .......              9              (2)
                                                                                                  ----------      ----------
  Unrealized losses on derivatives ..........................................................            (76)             (2)
                                                                                                  ----------      ----------
Comprehensive income ........................................................................     $       14      $      534
                                                                                                  ==========      ==========

     During the first quarter of 2002, Conoco recorded an after-tax loss of $76 ($124 pretax) into other comprehensive income from derivatives. This loss includes an after-tax charge of $85 ($65 after-tax in current charges and a $20 after-tax charge reclassification into income) related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas and a net after-tax gain of $9 due to changes in the fair values of derivative instruments designated as cash flow hedges of variable interest rate obligations. During the 12-month period ended March 31, 2003, all of the $65 after-tax gain associated with the forecasted sales of crude oil and natural gas, as well as a portion of the $9 net after-tax gain related to variable interest rate obligations, is expected to be reclassified into income.

     During the first quarter of 2001, Conoco recorded an after-tax loss of $2 ($3 pretax) into other comprehensive income from derivatives. This loss included an after-tax gain of $1, recorded at the date of adoption of SFAS 133, related to a derivative instrument designated as a cash flow hedge of a variable interest rate obligation, an after-tax charge of $3 due to changes in the fair value of this derivative instrument, and an immaterial amount that was reclassified into net income as a result of the settlement of a small portion of the obligation.

11.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     We have three operating segments that comprise the structure used by senior management to make key operating decisions and assess performance. These are the upstream, downstream and emerging businesses segments. Upstream operating segment activities include exploring for, developing, producing and selling crude oil, natural gas and natural gas liquids; and Syncrude mining operations. Activities of the downstream operating segment include refining crude oil and other feedstocks into petroleum products; buying and selling crude oil and refined products; and transporting, distributing and marketing petroleum products. Emerging businesses operating segment activities include the development of new businesses beyond our traditional operations. Emerging

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


businesses currently is involved in carbon fibers (Conoco Cevolution(R)); natural gas refining, including gas-to-liquids; and international power.

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

                                              UPSTREAM               DOWNSTREAM
                                      -----------------------  ---------------------
                                                                                        EMERGING                ELIMINA-   CONSOLI-
SEGMENT INFORMATION                      U.S.        INT'L.       U.S.       INT'L.    BUSINESSES   CORPORATE    TIONS      DATED
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
THREE MONTHS ENDED MARCH 31, 2002
Sales and other operating revenues... $   1,149   $     1,469  $   2,614   $   2,766   $       --   $      --   $     --   $  7,998
Transfers between segments...........       116           193         23          93           --          --       (425)        --
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Total operating revenues............. $   1,265   $     1,662  $   2,637   $   2,859   $       --   $      --   $   (425)  $  7,998
                                      =========   ===========  =========   =========   ==========   =========   ========   ========
Operating profit..................... $     (41)  $       392  $     (14)  $      25   $      (42)  $     (30)  $     --   $    290
Equity in earnings of affiliates.....        (1)           24         25         (12)          --          --         --         36
Corporate non-operating items
   Interest and debt expense.........        --            --         --          --           --        (116)        --       (116)
   Interest income (net of misc.
    interest expense)................        --            --         --          --           --           5         --          5
   Other.............................        --            --         --          --           --           2         --          2
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Income before income taxes...........       (42)          416         11          13          (42)       (139)        --        217
Income tax expense...................        25          (226)        (3)         (3)          15          57         --       (135)
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Income before accounting changes.....       (17)          190          8          10          (27)        (82)        --         82
Extraordinary item, charge for the
 early extinguishment of debt, net
 of income taxes.....................        --            --         --          --           --          (1)        --         (1)
Cumulative effect of accounting
 changes, net of income taxes........        --           (17)        22          18           --          --         --         23
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Net income (loss) (1)................ $     (17)  $       173  $      30   $      28   $      (27)  $     (83)  $     --   $    104
                                      =========   ===========  =========   =========   ==========   =========   ========   ========

THREE MONTHS ENDED MARCH 31, 2001
Sales and other operating revenues... $   2,686   $     1,330  $   3,803   $   2,801   $        5   $      --   $     --   $ 10,625
Transfers between segments...........       253           230         53         130           24          --       (690)        --
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Total operating revenues............. $   2,939   $     1,560  $   3,856   $   2,931   $       29   $      --   $   (690)  $ 10,625
                                      =========   ===========  =========   =========   ==========   =========   ========   ========
Operating profit..................... $     484   $       568  $     105   $      86   $      (22)  $     (37)  $     --   $  1,184
Equity in earnings of affiliates.....        16            10          5          (6)          (4)         --         --         21
Corporate non-operating items
   Interest and debt expense.........        --            --         --          --           --         (75)        --        (75)
   Interest income (net of misc.
    interest expense)................        --            --         --          --           --          10         --         10
   Other.............................        --            --         --          --           --           5         --          5
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Income before income taxes...........       500           578        110          80          (26)        (97)        --      1,145
Income tax expense...................      (176)         (322)       (39)        (27)           9          26         --       (529)
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Income before accounting change......       324           256         71          53          (17)        (71)        --        616
Cumulative effect of accounting
 change, net of income taxes.........         8            32         (3)         --           --          --         --         37
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Net income (loss) (1)................ $     332   $       288  $      68   $      53   $      (17)  $     (71)  $     --   $    653
                                      =========   ===========  =========   =========   ==========   =========   ========   ========

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

                                              UPSTREAM               DOWNSTREAM
                                      -----------------------  ---------------------
                                                                                        EMERGING                ELIMINA-   CONSOLI-
SEGMENT INFORMATION                      U.S.        INT'L.       U.S.       INT'L.    BUSINESSES   CORPORATE    TIONS      DATED
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
TOTAL ASSETS (2)
   At March 31, 2002................. $   4,205   $    17,038  $   3,582   $   2,926   $      310   $     406   $   (533)  $ 27,934
   At December 31, 2001.............. $   4,378   $    16,607  $   3,411   $   2,786   $      234   $   1,070   $   (582)  $ 27,904

----------

(1)  Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED MARCH 31, 2002
Asset sales.......................... $      19   $        --  $      --   $      --   $       --   $      --   $     --   $     19
Cumulative effect of accounting
  changes............................        --           (17)        22          18           --          --         --         23
Premium on debt retirement...........        --            --         --          --           --          (1)        --         (1)
Discontinued businesses..............        --            --         --          --           --          18         --         18
Merger costs.........................        (1)           --         (1)         --           --          (8)        --        (10)
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Total special items.................. $      18   $       (17) $      21   $      18   $       --   $       9   $     --   $     49
                                      =========   ===========  =========   =========   ==========   =========   ========   ========

THREE MONTHS ENDED MARCH 31, 2001
Cumulative effect of accounting
  change............................. $       8   $        32  $      (3)  $      --   $       --   $      --   $     --   $     37
                                      ---------   -----------  ---------   ---------   ----------   ---------   --------   --------
Total special items.................. $       8   $        32  $      (3)  $      --   $       --   $      --   $     --   $     37
                                      =========   ===========  =========   =========   ==========   =========   ========   ========

     Special items totaling $49 for the first three months of 2002 included gains of $60 consisting of $19 from the sale of U.S. Permian Basin producing properties, $23 to a cumulative effect of accounting changes and insurance recovery proceeds of $18 associated with a discontinued business.

     The $23 cumulative effect of accounting changes was attributable to the two changes in accounting method discussed in footnote 2. The first, a $42 cumulative effect of accounting change, recorded on January 1, 2002, resulted from a change in our method of accounting for the cost of planned major maintenance expenditures from the accrue-in-advance method to the expense-as-incurred method. It included $40 related to downstream for the reversal of planned major maintenance expenses of $22 for U.S. refineries and marine operations and $18 for our international refineries, and $2 attributable to upstream international operations. The second was a $19 transition loss resulting from a cumulative effect of accounting change recorded with our adoption of FASB DIG Interpretations of SFAS 133 as they relate to the January 1, 2002 fair value of certain long-term international gas contracts.

     Included in net income for international upstream was a $25 gain related to changes in the fair value of the long-term international gas contracts mentioned in the paragraph above.

     Partially offsetting these gains were a $10 charge for expenses related to our planned merger with Phillips and a $1 extraordinary item charge related to premiums incurred on the early repayment of high-cost Gulf Canada debt.

     Special items for the first three months of 2001 included a cumulative transition gain of $37 recorded on January 1, 2001 upon initial adoption of SFAS
133. This cumulative transition gain included a $40 gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of SFAS 133 and a $3 charge in U.S. downstream associated with various derivatives.

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

(2) Upstream includes $2,927 of goodwill arising from the third quarter 2001 acquisition of Gulf Canada. In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted on January 1, 2002, a test for impairment of this goodwill must be completed annually. As part of this test, $1,952 of the goodwill has been allocated to the international upstream reporting unit, and $975 has been allocated to the U.S. upstream reporting unit. The first step of this impairment test, which is a comparison of the fair values and net book values of these reporting units, will be completed by June 30, 2002. Based on our preliminary assessment, we do not anticipate a goodwill write-down from the 2002 impairment test. We can make no assurance, however, that we will not be required to write down goodwill based on that test.

12.  VOTE ON CONOCOPHILLIPS MERGER

     On March 12, 2002, Conoco held a special meeting of stockholders for the purpose of adopting the Agreement and Plan of Merger, dated as of November 18, 2001, by and among Conoco, Phillips Petroleum Company, a Delaware corporation, ConocoPhillips, a Delaware corporation which we refer to as "New Parent," C Merger Corp.,

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


a Delaware corporation and a wholly owned subsidiary of New Parent, and P Merger Corp., a Delaware corporation and a wholly owned subsidiary of New Parent. Stockholders approved the proposal.

13.  SUBSEQUENT EVENTS

     In April 2002, Conoco began selling certain U.S. credit card and trade receivables under a revolving sales agreement to Conoco Enterprise Funding L.L.C., a consolidated wholly owned special purpose entity, which in turn sells undivided interests in the receivables on a limited recourse basis to an unaffiliated bank-sponsored entity. This revolving sales agreement provides for the sale of up to $400 of senior, undivided interests in pools of the credit card or trade receivables. Conoco Enterprise Funding L.L.C. retains an undivided interest in the conveyed pool of receivables, which is subordinated to the interests sold to the unaffiliated bank-sponsored entity, and Conoco retains the servicing responsibility for the sold receivables. We expect that the cost of funds for this program will be comparable to our commercial paper, currently around 2 percent.

     Also in April, Gulf Canada completed the redemption of its Series 1 and Series 2 preferred stock totaling $364. The weighted-average dividend paid on the preferred stock for the first quarter of 2002 was 2.86 percent. In addition, Gulf Canada redeemed $67 of 6.45 percent medium-term notes due 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first three months of 2002 decreased $509 million to $419 million from $928 million in the first three months of 2001. Cash provided by operations before changes in operating assets and liabilities decreased $606 million compared to the first three months of 2001, primarily due to lower natural gas and crude oil prices, as well as weaker downstream margins. Positive changes to net operating assets and liabilities of $97 million were primarily due to higher taxes payable and decreased inventories partially offset by an increase in accounts receivable.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                     ---------------------
                                                       2002         2001
                                                     --------     --------
                                                         (IN MILLIONS)
Upstream
    United States ..............................     $    116     $    122
    International ..............................          351          177
                                                     --------     --------
        Total upstream .........................          467          299
Downstream
    United States ..............................           23           26
    International ..............................           29           41
                                                     --------     --------
        Total downstream .......................           52           67
Emerging businesses ............................           75           34
Corporate ......................................            2            6
                                                     --------     --------
Total capital expenditures and investments .....     $    596     $    406
                                                     ========     ========

United States ..................................     $    154     $    187
International ..................................          442          219
                                                     --------     --------
Total capital expenditures and investments .....     $    596     $    406
                                                     ========     ========

     Total capital expenditures and investments were $596 million for the first three months of 2002, an increase of $190 million, or 47 percent, versus capital expenditures and investments of $406 million for the first three months of 2001. The increase was primarily due to higher spending on international upstream acquisitions. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs. A more detailed description and analysis of capital expenditures and investments by operating segment within the U.S. and international follows below.

     Upstream

     Upstream capital expenditures and investments totaled $467 million for the first three months of 2002 compared to $299 million for the first three months of 2001. The increase of $168 million, or approximately 56 percent, was primarily the result of higher spending associated with new properties obtained through our Gulf Canada Resources Limited (Gulf Canada), now known as Conoco Canada Resources Limited (Conoco Canada) acquisition. In this document, for ease of reference, we will refer to Conoco Canada as Gulf Canada.

     United States

     During the first three months of 2002, Conoco spent $116 million on U.S. capital projects, a decrease of $6 million, or 5 percent, from $122 million in the first three months of 2001. The decrease in expenditures in 2002 versus 2001 was primarily due to decreased drilling activity.

     International

     International upstream capital expenditures and investments totaled $351 million in the first three months of 2002, an increase of $174 million, or 98 percent, from $177 million in the first three months of 2001. The increase was primarily the result of higher spending associated with new properties obtained through our Gulf Canada acquisition.

     Downstream

     Downstream capital expenditures and investments totaled $52 million in the first three months of 2002, a decrease of $15 million, or 22 percent, versus $67 million in the first three months of 2001, reflecting reduced expenditures in refining and marketing operations worldwide.

     United States

     During the first three months of 2002, Conoco spent $23 million on downstream U.S. capital projects, down $3 million, or 12 percent, from $26 million in the first three months of 2001. Capital expenditures and investments in the first three months of 2002 were primarily related to several small investments in our refining operations. Capital expenditures and investments in the first three months of 2001 were principally related to several small investments in our pipeline and refining operations.

     International

     Conoco spent $29 million on downstream international capital projects during the first three months of 2002, down $12 million, or 29 percent, from $41 million in the first three months of 2001. In the first three months of 2002 and 2001, a major portion of capital expenditures and investments went to ongoing refining and marketing operations.

     Emerging Businesses

     First quarter emerging businesses capital expenditures and investments totaled $75 million in 2002, an increase of $41 million, or 121 percent, compared to $34 million in the first three months of 2001. The increased expenditures during the first three months of 2002 were primarily related to construction costs for the Immingham Combined Heat and Power Cogeneration plant located in the U.K. near our Humber refinery. Capital expenditures do not include construction costs associated with our natural gas refining pilot plant in Ponca City, Oklahoma as these costs were expensed as research and development costs.

     Corporate

     Corporate capital expenditures and investments totaled $2 million in the first three months of 2002, a decrease of $4 million, or 67 percent, compared to $6 million in the first three months of 2001. The decreased expenditures during the first three months of 2002 were largely the result of reduced spending on computer infrastructure.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $55 million for the first three months of 2002, an increase of $4 million, or 8 percent, from $51 million in the first three months of 2001. Proceeds in the first quarter of 2002 were primarily the result of the sale of Permian Basin producing properties in west Texas, while proceeds in the first quarter of 2001 were primarily the result of the sale of our interest in Arkhangelskgeoldobycha, a Russian exploration and mining company.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At March 31, 2002, Conoco had an unsecured $3,000 million revolving credit facility with a syndicate of U.S. and international banks. The terms consist of a 364-day committed facility in the amount of $2,350 million and a five-year committed facility in the amount of $650 million. The five-year committed facility had over two years remaining at March 31, 2002. Conoco had no outstanding borrowings under the credit facility at March 31, 2002. Subsequently on May 2, 2002, Conoco reduced availability under the 364-day facility to $1,850 million and renewed it for another 364 days.

     Conoco maintains a $2,500 million U.S. commercial paper program and a euro 1,000 million European commercial paper program that are fully supported by the credit facility. Conoco has the ability to issue commercial paper at any time with maturities not to exceed 270 days. At March 31, 2002, we had $645 million of commercial paper outstanding, with a weighted-average interest rate of 2.11 percent. None of the outstanding commercial paper was denominated in foreign currencies.

     Total Conoco debt was $9,454 million at March 31, 2002, up $62 million versus $9,392 million at December 31, 2001. The total debt-to-capitalization ratio was 55.0 percent at March 31, 2002 and 54.6 percent at December 31, 2001.

     During the first quarter, Gulf Canada redeemed the remaining $5 million of its 7.125 percent notes due 2011. In addition, Gulf Canada repurchased a total of $7 million of its 8.25 percent notes due 2017. The early repayment of this debt resulted in an extraordinary loss of $1 million for the quarter.

     In April 2002, Conoco began selling certain U.S. credit card and trade receivables under a revolving sales agreement to Conoco Enterprise Funding L.L.C., a consolidated wholly owned special purpose entity, which in turn sells undivided interests in the receivables on a limited recourse basis to an unaffiliated bank-sponsored entity. This revolving sales agreement provides for the sale of up to $400 million of senior, undivided interests in pools of the credit card or trade receivables. Conoco Enterprise Funding L.L.C. retains an undivided interest in the conveyed pool of receivables, which is subordinated to the interests sold to the unaffiliated bank-sponsored entity, and Conoco retains the servicing responsibility for the sold receivables. We expect that the cost of funds for this program will be comparable to our commercial paper, currently around 2 percent.

     Also in April, Gulf Canada completed the redemption of its Series 1 and Series 2 preferred stock totaling $364 million. The weighted-average dividend paid on the preferred stock for the first quarter of 2002 was 2.86 percent. In addition, Gulf Canada redeemed $67 million of 6.45 percent medium-term notes due 2007.

(b)  RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                             --------------------------
                                                                2002            2001
                                                             ----------      ----------
                                                                   (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
   Upstream
     United States .....................................     $    1,149      $    2,686
     International .....................................          1,469           1,330
                                                             ----------      ----------
           Total upstream ..............................          2,618           4,016
   Downstream
     United States .....................................          2,614           3,803
     International .....................................          2,766           2,801
                                                             ----------      ----------
           Total downstream ............................          5,380           6,604
   Emerging businesses .................................             --               5
   Corporate ...........................................             --              --
                                                             ----------      ----------
Sales and other operating revenues .....................     $    7,998      $   10,625
                                                             ==========      ==========

AFTER-TAX OPERATING INCOME
   Upstream
     United States .....................................     $      (17)     $      332
     International .....................................            173             288
                                                             ----------      ----------
           Total upstream ..............................            156             620
   Downstream
     United States .....................................             30              68
     International .....................................             28              53
                                                             ----------      ----------
           Total downstream ............................             58             121
   Emerging businesses .................................            (27)            (17)
   Corporate ...........................................            (25)            (24)
                                                             ----------      ----------
           Total after-tax operating income ............            162             700
Interest and other non-operating expenses net of tax ...            (58)            (47)
                                                             ----------      ----------
Net income .............................................     $      104      $      653
                                                             ==========      ==========

SPECIAL ITEMS

     Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
                                                                       (IN MILLIONS)
UPSTREAM
    Asset sales ............................................     $       19      $       --
    Cumulative effect of accounting changes ................            (17)             40
    Merger costs ...........................................             (1)             --
                                                                 ----------      ----------
         Total upstream special items ......................              1              40
DOWNSTREAM
    Cumulative effect of accounting changes ................             40              (3)
    Merger costs ...........................................             (1)             --
                                                                 ----------      ----------
         Total downstream special items ....................             39              (3)
CORPORATE
    Discontinued businesses ................................             18              --
    Merger costs ...........................................             (8)             --
                                                                 ----------      ----------
         Total corporate special items .....................             10              --
INTEREST AND OTHER NON-OPERATING EXPENSES
    Premium on debt retirement .............................             (1)             --
                                                                 ----------      ----------
Total special items ........................................     $       49      $       37
                                                                 ==========      ==========

     Special items totaling $49 million for the first three months of 2002 included gains of $60 million consisting of $19 million from the sale of U.S. Permian Basin producing properties, $23 million to a cumulative effect of accounting changes and insurance recovery proceeds of $18 million associated with a discontinued business.

     The $23 million cumulative effect of accounting changes was attributable to two changes in accounting method. The first, a $42 million cumulative effect of accounting change, recorded on January 1, 2002, resulted from a change in our method of accounting for the cost of planned major maintenance expenditures from the accrue-in-advance method to the expense-as-incurred method. It included $40 million related to downstream for the reversal of planned major maintenance expenses of $22 million for U.S. refineries and marine operations and $18 million for our international refineries, and $2 million attributable to upstream international operations. The second was a $19 million transition loss resulting from a cumulative effect of accounting change recorded with our adoption of Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) Interpretations of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (SFAS 133) as they relate to the January 1, 2002 fair value of certain long-term international gas contracts.

     Included in net income for international upstream was a $25 million gain related to changes in the fair value of the long-term international gas contracts mentioned in the paragraph above.

     Partially offsetting these gains were a $10 million charge for expenses related to our planned merger with Phillips Petroleum Company (Phillips) and a $1 million extraordinary item charge related to premiums incurred on the early repayment of high-cost Gulf Canada debt.

     Special items for the first three months of 2001 included a cumulative transition gain of $37 million recorded on January 1, 2001 upon initial adoption of SFAS 133. This cumulative transition gain included a $40 million gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of SFAS 133 and a $3 million charge in U.S. downstream associated with various derivatives.

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

     FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Net income was $104 million in the first quarter of 2002, down 84 percent from $653 million in the first quarter of 2001. Net income before special items was $55 million in the first quarter of 2002, down 91 percent from $616 million in the first quarter of 2001. These decreases predominantly reflected lower natural gas and crude oil prices, weaker downstream margins and a non-cash charge for the mark-to-market portion of crude oil and natural gas hedges associated with the Gulf Canada acquisition. Partly offsetting these decreases were increased crude oil sales and natural gas volumes resulting from our 2001 Gulf Canada acquisition.

     Sales and other operating revenues for the first quarter of 2002 were $7,998 million, down 25 percent from $10,625 million in the first quarter of 2001, primarily due to lower crude oil, natural gas and refined product prices. Crude oil and refined product buy/sell and natural gas resale activities in the first quarter of 2002 totaled $1,567 million, down 45 percent compared to $2,832 million in the first quarter of 2001, primarily due to lower crude oil, natural gas and refined product prices.

     Income from equity affiliates for the first quarter of 2002 was $36 million, up $15 million, or 71 percent, compared to $21 million in the first quarter of 2001. Additional crude oil volumes, higher syncrude oil prices and lower costs in the first quarter of 2002 from our Petrozuata joint venture drove this improvement.

     Other income for the first quarter of 2002 was a loss of $15 million, down $46 million from other income of $31 million in the first quarter of 2001. Other income for the first quarter of 2002 included losses of $162 million from the hedges initiated with the Gulf Canada acquisition associated with a quarter-end mark-to-market adjustment for higher prices and gains of $40 million related to changes in the fair value of long-term gas contracts from adopting FASB DIG Interpretations of SFAS 133. Other income for the first quarter of 2001 included losses of $69 million related to the change during the quarter in the market value of crude oil put options as a result of the implementation of SFAS 133.

     Cost of goods sold for the first quarter of 2002 totaled $4,468 million, a decrease of $2,151 million, or 32 percent, compared to $6,619 million in the first quarter of 2001, primarily due to the decrease in natural gas prices and lower refinery feedstock costs.

     Operating expenses for the first quarter of 2002 were $692 million, up 13 percent, or $78 million, compared to $614 million for the first quarter of 2001. This increase was primarily due to our Gulf Canada acquisition.

     Selling, general and administrative expenses for the first quarter of 2002 were $212 million, an increase of $16 million, or 8 percent, compared to $196 million for the first quarter of 2001. The increase was mostly due to higher technology, aviation and legal costs.

     Exploration expenses for the first quarter of 2002 totaled $70 million, an increase of $33 million, or 89 percent, compared to $37 million from the first quarter of 2001, reflecting higher exploration expenses due to our Gulf Canada acquisition and higher dry hole costs.

     Depreciation, depletion and amortization (DD&A) for the first quarter of 2002 totaled $466 million, an increase of $113 million, or 32 percent, compared to $353 million in the first quarter of 2001. The increase was principally due to changes in rates and field mix and the volumes associated with the Gulf Canada acquisition.

     Income tax expense for the first quarter of 2002 totaled $135 million, down 74 percent, compared to $529 million for the first quarter of 2001, as a result of lower pretax income. The effective tax rate, approximately 62 percent in the first quarter of 2002 compared to 46 percent in the first quarter of 2001, was higher primarily due to a significantly higher portion of pretax income being generated in countries with higher effective tax rates.

UPSTREAM SEGMENT RESULTS

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
                                                                  (IN MILLIONS)
 After-tax operating income
   United States ......................................     $      (17)     $      332
   International ......................................            173             288
                                                            ----------      ----------
     After-tax operating income .......................            156             620
 Special items
   United States ......................................            (18)             (8)
   International ......................................             17             (32)
                                                            ----------      ----------
     Special items ....................................             (1)            (40)
 Earnings before special items
   United States ......................................            (35)            324
   International ......................................            190             256
                                                            ----------      ----------
Earnings before special items .........................     $      155      $      580
                                                            ==========      ==========

     The following table sets forth for Conoco, including equity affiliates, average sales prices per barrel of crude oil and condensate sold and average sales prices per thousand cubic feet (mcf) of natural gas sold.

                                                          UNITED                     CONSOLIDATED      EQUITY         TOTAL
                                                          STATES         INT'L.       COMPANIES      COMPANIES      WORLDWIDE
                                                        ----------     ----------    ------------    ----------     ----------
                                                                               (UNITED STATES DOLLARS)
FOR THE QUARTER ENDED MARCH 31, 2002
   Average sales prices of produced petroleum
    including hedges
     Per barrel of crude oil and condensate sold ..     $    23.21     $    19.75     $    20.15     $    13.23     $    18.73
     Per mcf of natural gas sold ..................           2.64           2.86           2.79           2.17           2.79
   Average sales prices of produced petroleum
    excluding hedges
     Per barrel of crude oil and condensate sold ..     $    17.90     $    19.75     $    19.53     $    13.23     $    18.24
     Per mcf of natural gas sold ..................           2.54           2.81           2.73           2.17           2.73

                                                          UNITED                     CONSOLIDATED      EQUITY         TOTAL
                                                          STATES         INT'L.       COMPANIES      COMPANIES      WORLDWIDE
                                                        ----------     ----------    ------------    ----------     ----------
                                                                               (UNITED STATES DOLLARS)
FOR THE QUARTER ENDED MARCH 31, 2001 (1)
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ..     $    25.29     $    24.63     $    24.75     $    12.25     $    23.19
     Per mcf of natural gas sold ..................           6.76           4.09           5.28           7.57           5.31

----------

(1)  There were no hedging effects in the first quarter of 2001.

     The following table sets forth for Conoco the average sales price per barrel of Canadian Syncrude sold from the Canadian Syncrude project in Canada.

                                                                                                           AMOUNT
                                                                                                       --------------
                                                                                                       (UNITED STATES
                                                                                                          DOLLARS)
CANADIAN SYNCRUDE
FOR THE QUARTER ENDED MARCH 31, 2002
    Average sales price of Canadian Syncrude sold....................................................   $      21.77

     FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Upstream earnings before special items were $155 million in the first quarter of 2002, down 73 percent from $580 million in the first quarter of 2001, driven by significantly weaker worldwide natural gas and crude oil prices, mark-to-market losses from open crude oil and natural gas hedges and higher costs, mainly reflecting the addition of Gulf Canada operations. Increased international production partly offset the fall in prices and higher costs. U.S. upstream earnings before special items was a loss of $35 million in the first quarter of 2002, down $359 million from $324 million in the comparable period of 2001, reflecting lower crude oil and natural gas prices, the non-cash charge for the mark-to-market portion of open crude oil and natural gas hedges associated with the Gulf Canada acquisition, as well as lower crude oil and natural gas volumes. International upstream earnings before special items were $190 million, a decrease of 26 percent from $256 million in the comparable period in 2001. The decline was primarily attributable to lower crude oil and natural gas prices, higher overhead and operating expenses, DD&A and exploration expenses, partly offset by increased crude oil and natural gas volumes.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $18.73 per barrel for the first quarter of 2002, down $4.46 per barrel, or 19 percent, from $23.19 per barrel in the first quarter of 2001. Worldwide net realized natural gas prices, including equity affiliates, averaged $2.79 per mcf for the first quarter of 2002, compared with $5.31 per mcf in the same period in 2001, a decrease of 47 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, but excluding Canadian Syncrude, in the first quarter of 2002 was 441,000 barrels per day versus 381,000 barrels per day in the first quarter of 2001, a 16 percent increase. U.S. petroleum liquids production was down 21 percent as a result of asset dispositions in 2001. International petroleum liquids production increased 24 percent to 383,000 barrels per day due to the Gulf Canada acquisition and increases in Norway, partly offset by declines in the U.K. Canadian Syncrude production for the first quarter of 2002 was 22,000 barrels per day.

     Worldwide natural gas production, including our share of equity affiliates, in the first quarter of 2002 was up 31 percent to 2,383 million cubic feet
(mmcf) per day from 1,822 mmcf per day in the first quarter of 2001. U.S. natural gas production was down 11 percent while international natural gas production was up 66 percent. The international increase was mainly due to our Gulf Canada acquisition, while the U.S. decline was attributable to asset dispositions in 2001 and natural field decline.

     Worldwide refined product sales for upstream in the first quarter of 2002 were 248,000 barrels per day, up 26 percent from the first quarter of 2001, primarily due to additional volumes available for sale.

DOWNSTREAM SEGMENT RESULTS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
                                                                  (IN MILLIONS)
After-tax operating income
   United States ......................................     $       30      $       68
   International ......................................             28              53
                                                            ----------      ----------
     After-tax operating income .......................             58             121
Special items
   United States ......................................            (21)              3
   International ......................................            (18)             --
                                                            ----------      ----------
     Special items ....................................            (39)              3
Earnings before special items
   United States ......................................              9              71
   International ......................................             10              53
                                                            ----------      ----------
Earnings before special items .........................     $       19      $      124
                                                            ==========      ==========

     FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Downstream earnings before special items were $19 million for the first quarter of 2002, a decrease of $105 million, or 85 percent, from $124 million in the comparable period in 2001 due to much lower refining margins in all regions, partially offset by improved co-product margins caused by lower crude oil prices. U.S. downstream earnings before special items were $9 million for the first quarter of 2002, down $62 million, or 87 percent from the first quarter of 2001. The decrease was primarily attributable to very weak refining margins and reduced price discounts for heavy oil. International downstream earnings before special items were $10 million for the first quarter of 2002, down $43 million, or 81 percent, from $53 million in the comparable period in 2001, primarily reflecting weak European and Asian refining and marketing margins. Worldwide refined product sales in the first quarter of 2002 were 1,175,000 barrels per day, down 8 percent from the first quarter of 2001, primarily due to reduced demand.

EMERGING BUSINESSES SEGMENT RESULTS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
                                                                  (IN MILLIONS)
After-tax operating loss ..............................     $      (27)     $      (17)
Special items .........................................             --              --
                                                            ----------      ----------
Losses before special items ...........................     $      (27)     $      (17)
                                                            ==========      ==========

     FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Emerging businesses operating losses were $27 million for the first quarter of 2002, an increase of $10 million compared to the first quarter of 2001, principally due to construction expenses for the natural gas refining pilot plant in Ponca City, Oklahoma, scheduled for completion in the fourth quarter of 2002.

CORPORATE SEGMENT RESULTS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
                                                                  (IN MILLIONS)
After-tax operating loss ..............................     $      (25)     $      (24)
Special items .........................................            (10)             --
                                                            ----------      ----------
Losses before special items ...........................     $      (35)     $      (24)
                                                            ==========      ==========

     FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Corporate operating losses before special items were $35 million for the first quarter of 2002, an increase of $11 million compared to the first quarter of 2001, mainly due to higher technology, aviation, legal and minority interest costs.

INTEREST AND OTHER NON-OPERATING EXPENSES NET OF TAX

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                  --------------------------
                                                                                     2002            2001
                                                                                  ----------      ----------
                                                                                        (IN MILLIONS)
Interest expense on debt ....................................................     $      (86)     $      (67)
Interest income .............................................................             32              11
Exchange gains (losses) .....................................................             (4)              9
                                                                                  ----------      ----------
Interest and other non-operating expenses net of tax ........................            (58)            (47)
Special items ...............................................................              1              --
                                                                                  ----------      ----------
Interest and other non-operating expenses net of tax before special items ...     $      (57)     $      (47)
                                                                                  ==========      ==========

     FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

     Interest and other non-operating expenses before special items for the first quarter of 2002 amounted to $57 million, an increase of $10 million, or 21 percent, compared to $47 million in the comparable period in 2001. This increase is primarily attributable to an increase in interest expense resulting from additional debt incurred to acquire Gulf Canada and foreign currency exchange losses partially offset by higher interest income and higher capitalized interest.

TAX MATTERS

     The U.K. government has recently proposed changes to their tax laws on the production of oil and gas. The tax law changes will likely be enacted in the second or third quarter of 2002. The potential impact of these changes could be material to Conoco's results of operations in the period the changes are enacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Changes in commodity price risk, foreign currency risk and interest rate risk for the period ended March 31, 2002, are summarized below.

     COMMODITY PRICE RISK

     The fair value gain or loss of outstanding derivative commodity instruments and the change in the fair value that would be expected from a 10 percent adverse price change are shown in the following table:

                                                                           CHANGE IN FAIR VALUE
                                                                             FROM 10% ADVERSE
                                                            FAIR VALUE         PRICE CHANGE
                                                            ----------     --------------------
COMMODITY DERIVATIVES (1)                                          (IN MILLIONS)
AT MARCH 31, 2002
Crude oil and refined products
   Trading ............................................     $        8         $        1
   Non-trading (2) ....................................             40                (80)
                                                            ----------         ----------
Combined ..............................................     $       48         $      (79)
                                                            ==========         ==========
Natural gas and electricity
   Trading ............................................     $        3         $       --
   Non-trading (3) ....................................             80                (28)
                                                            ----------         ----------
Combined ..............................................     $       83         $      (28)
                                                            ==========         ==========

                                                                           CHANGE IN FAIR VALUE
                                                                             FROM 10% ADVERSE
                                                            FAIR VALUE         PRICE CHANGE
                                                            ----------     --------------------
                                                                   (IN MILLIONS)
AT DECEMBER 31, 2001
Crude oil and refined products
   Trading ............................................     $       --         $       (3)
   Non-trading (2) ....................................            264               (105)
                                                            ----------         ----------
Combined ..............................................     $      264         $     (108)
                                                            ==========         ==========
Natural gas and electricity
   Trading ............................................     $       --         $       (1)
   Non-trading (3) ....................................             74                 (8)
                                                            ----------         ----------
Combined ..............................................     $       74         $       (9)
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

EXCHANGE AND NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

                                                                                              NON-
                                                                            EXCHANGE        EXCHANGE
                                                                             TRADED          TRADED           TOTAL
                                                                           ----------      ----------      ----------
                                                                                         (IN MILLIONS)
Fair value of contracts outstanding at the beginning of the period ...     $       (4)     $      342      $      338
Implementation of DIG Interpretations A18 and A19 (1) ................             --             (28)            (28)
Contracts realized or otherwise settled during the period ............             (2)             10               8
Fair value of new contracts when entered into during the period ......             --              12              12
Changes in fair value values attributable to changes
   in valuation techniques ...........................................             --              --              --
Other changes in fair values .........................................              9            (208)           (199)
                                                                           ----------      ----------      ----------
Fair value of contracts outstanding at the end of the period .........     $        3      $      128      $      131
                                                                           ==========      ==========      ==========

----------

(1) Reduction in the January 1, 2002 fair value of certain long-term international gas contracts resulting from the application of FASB DIG Interpretations of SFAS 133.

                                                             FAIR VALUE OF CONTRACTS AT PERIOD-END
                                            ------------------------------------------------------------------------
                                                                                          MATURITY IN
                                            MATURITY UP      MATURITY       MATURITY      EXCESS OF 5     TOTAL FAIR
                                             TO 1 YEAR      2-3 YEARS      4-5 YEARS         YEARS          VALUE
                                            -----------     ----------     ----------     -----------     ----------
                                                                         (IN MILLIONS)
SOURCE OF FAIR VALUE
Prices actively quoted
  Exchange .............................     $        1     $        2     $       --      $       --     $        3
  Non-exchange .........................            127              3             (2)             --            128
                                             ----------     ----------     ----------      ----------     ----------
     Total .............................     $      128     $        5     $       (2)     $       --     $      131
                                             ==========     ==========     ==========      ==========     ==========

Prices provided by other external
   sources .............................             --             --             --              --             --
Prices based on models and other
   valuation methods ...................             --             --             --              --             --

     FOREIGN CURRENCY RISK

     At March 31, 2002, Conoco had no foreign currency swaps associated with our European commercial paper program. At December 31, 2001, the U.S. dollar equivalent of all non-U.S. dollar notes outstanding was $29 million, all of which were swapped to the U.S. dollar.

     At March 31, 2002, we had open foreign currency exchange derivative instruments with a notional value of $238 million related to forward currency purchases. At December 31, 2001, we had open foreign currency exchange derivative instruments with a notional value of $9 million related to forward currency sales.

     The fair value of outstanding foreign currency hedges and the change in the fair value that would be expected from a 10 percent adverse foreign currency rate change are shown in the following table:

                                                                        CHANGE IN FAIR VALUE FROM
                                                                           10% ADVERSE FOREIGN
                                                       FAIR VALUE          CURRENCY RATE CHANGE
                                                       -----------      -------------------------
                                                                       (IN MILLIONS)
FOREIGN CURRENCY DERIVATIVES
AT MARCH 31, 2002
   Non-trading ...................................     $         4             $       (15)

AT DECEMBER 31, 2001
   Non-trading ...................................     $        --             $        (4)

     Price-risk sensitivities were calculated by assuming an across-the-board 10 percent adverse change in foreign currency rates.

INTEREST RATE RISK

     The fair value gain or loss of outstanding interest rate swaps and the change in fair value that would be expected from a 10 percent adverse interest rate change are shown in the following table:

                                                                        CHANGE IN FAIR VALUE
                                                                          FROM 10% ADVERSE
                                                       FAIR VALUE       INTEREST RATE CHANGE
                                                       -----------      --------------------
                                                                (IN MILLIONS)
INTEREST RATE DERIVATIVES

AT MARCH 31, 2002
Fixed rate to floating rate
  Notes due 2009 .................................     $       (41)          $       (67)
  Notes due 2029 .................................             (88)                 (169)
                                                       -----------           -----------
Fixed rate to floating rate ......................            (129)                 (236)
Floating rate to fixed rate ......................              (6)                   (1)
                                                       -----------           -----------
Total ............................................     $      (135)          $      (237)
                                                       ===========           ===========
AT DECEMBER 31, 2001
Fixed rate to floating rate
  Notes due 2009 .................................     $       (35)          $       (52)
  Notes due 2029 .................................             (74)                 (134)
                                                       -----------           -----------
Fixed rate to floating rate ......................            (109)                 (186)
Floating rate to fixed rate ......................              (8)                   (1)
                                                       -----------           -----------
Total ............................................     $      (117)          $      (187)
                                                       ===========           ===========

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 2001 Annual Report on Form 10-K, except as described below.

     During August 2001, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to Conoco for certain alleged violations of the federal fuels regulations of the Clean Air Act. The NOV arises from a June 1998 USEPA audit of each of Conoco's Billings, Denver, Lake Charles and Ponca City refineries and its Conoco Center complex in Houston, Texas. Conoco settled this matter on March 11, 2002 by paying the USEPA a $119,000 penalty and agreeing to take future preventative measures.

     An accrual of $112 million was recorded during the fourth quarter of 2001 for a litigation settlement related to certain discontinued chemicals businesses for which we assumed responsibility for claims as a result of the separation agreement with DuPont. As of the end of April 2002, we paid $98 million of the accrual, with the remainder to be paid during May 2002. Additionally, we anticipate receiving insurance proceeds of $28 million over the next three months.

     We are subject to various lawsuits and claims including but not limited to: actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; claims for damages resulting from leaking underground storage tanks; and related toxic tort claims. As a result of the separation agreement with DuPont, we also have assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations and cash flows in the period in which they are recognized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 12, 2002, Conoco held a special meeting of stockholders for the purpose of adopting the Agreement and Plan of Merger, dated as of November 18, 2001, by and among Conoco, Phillips Petroleum Company, a Delaware corporation, ConocoPhillips, a Delaware corporation which we refer to as "New Parent," C Merger Corp., a Delaware corporation and a wholly owned subsidiary of New Parent, and P Merger Corp., a Delaware corporation and a wholly owned subsidiary of New Parent. Stockholders approved the proposal as follows:

For............................................................................     482,521,156
Against........................................................................      16,015,270
Abstain........................................................................       2,418,143
Not voted......................................................................     124,911,081

ITEM 5. OTHER INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," "will," "should," and similar expressions.

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

     o    unsuccessful exploratory and development drilling activities;

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

(b)  REPORTS ON FORM 8-K

     1. In a current report on Form 8-K dated February 25, 2002, we filed pursuant to Item 7 of Form 8-K our 2001 audited financial statements.

     2. In a current report on Form 8-K dated February 26, 2002, we reported pursuant to Item 5 of Form 8-K that Conoco and Phillips Petroleum Company had announced five key members of the management team for ConocoPhillips. We also filed as an exhibit pursuant to Item 7 of Form 8-K the joint press release dated February 26, 2002 that we issued with Phillips making the announcement.

     3. In a current report on Form 8-K dated March 12, 2002, we reported pursuant to Item 5 of Form 8-K that the shareholders of Conoco voted to approve the proposed merger with Phillips. We also filed as an exhibit pursuant to Item 7 of Form 8-K our press release dated March 12, 2002 announcing such approval.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONOCO INC.
                                        (Registrant)





                                        By:          /s/ W. DAVID WELCH
                                            ------------------------------------
                                                Vice President, Controller and
                                                 Principal Accounting Officer


     Date: May 8, 2002

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                  DESCRIPTION
--------------                                  -----------

      12*          Computation of Ratio of Earnings to Fixed Charges.

      18*          Letter re Change in Method of Accounting for the Cost of Planned Major Maintenance
                   Expenditures.

* Filed herein.