Form 10-Q
period 2002-06-30
CONOCO INC /DE
filed 2002-08-09
CIK 1066806

                               SECOND QUARTER 2002
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         627,079,286 shares of common stock, $.01 par value, were outstanding as of August 2, 2002.

================================================================================

                                   CONOCO INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
                                                                                                            -------


Part I - Financial Information

   Item 1. Financial Statements
     Consolidated Statement of Income.....................................................................     1
     Consolidated Balance Sheet...........................................................................     2
     Consolidated Statement of Cash Flows.................................................................     3
     Notes to Consolidated Financial Statements...........................................................     4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
      (a)  Financial Condition............................................................................    15
      (b)  Results of Operations..........................................................................    18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................    26

Part II - Other Information

   Item 1. Legal Proceedings..............................................................................    29

   Item 4. Submission of Matters to a Vote of Security Holders............................................    29

   Item 5. Other Information
           Disclosure Regarding Forward-Looking Information...............................................    30

   Item 6. Exhibits and Reports on Form 8-K...............................................................    30

Signature.................................................................................................    31

Exhibit Index.............................................................................................    32

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   CONOCO INC.

                    CONSOLIDATED STATEMENT OF INCOME (NOTE 1)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                             JUNE 30                JUNE 30
                                                                                       --------------------   --------------------
                                                                                         2002        2001       2002        2001
                                                                                       --------    --------   --------    --------
                                                                                             (IN MILLIONS, EXCEPT PER SHARE)
Revenues
    Sales and other operating revenues(1)(2) .......................................   $  9,558    $ 10,377   $ 17,556    $ 21,002
    Equity in earnings of affiliates (note 6) ......................................         80          59        116          80
    Other income (notes 3 and 4) ...................................................         22         114          7         145
                                                                                       --------    --------   --------    --------
          Total revenues ...........................................................      9,660      10,550     17,679      21,227
                                                                                       --------    --------   --------    --------
Cost and expenses
    Cost of goods sold(2)(3) .......................................................      5,739       6,344     10,207      12,963
    Operating expenses .............................................................        783         700      1,475       1,314
    Selling, general and administrative expenses ...................................        200         208        412         404
    Exploration expenses ...........................................................        106          56        176          93
    Depreciation, depletion and amortization .......................................        466         338        932         691
    Taxes other than on income(1) ..................................................      1,949       1,736      3,727       3,374
    Interest and debt expense ......................................................        119          67        235         142
                                                                                       --------    --------   --------    --------
          Total costs and expenses .................................................      9,362       9,449     17,164      18,981
                                                                                       --------    --------   --------    --------
Income before income taxes .........................................................        298       1,101        515       2,246
Income tax expense .................................................................        166         549        301       1,078
                                                                                       --------    --------   --------    --------
Income before extraordinary item and accounting changes ............................        132         552        214       1,168
Extraordinary item, charge for the early extinguishments of debt, net of income taxes of $1 and $2 for the three and six months ended June 30,
    2002, respectively .............................................................         (2)         --         (3)         --
Cumulative effect of accounting changes, net of income taxes of $11 for 2002
    and $22 for 2001 (notes 3 and 4) ...............................................         --          --         23          37
                                                                                       --------    --------   --------    --------
Net income (note 15) ...............................................................   $    130    $    552   $    234    $  1,205
                                                                                       ========    ========   ========    ========
Earnings per share (note 7)
  Basic
    Before extraordinary item and accounting changes ...............................   $    .21    $    .88   $    .34    $   1.87
    Extraordinary item .............................................................         --          --       (.01)         --
    Cumulative effect of accounting changes ........................................         --          --        .04         .06
                                                                                       --------    --------   --------    --------
                                                                                       $    .21    $    .88   $    .37    $   1.93
                                                                                       ========    ========   ========    ========
  Diluted
    Before extraordinary item and accounting changes ...............................   $    .21    $    .87   $    .34    $   1.84
    Extraordinary item .............................................................       (.01)         --         --          --
    Cumulative effect of accounting changes ........................................         --          --        .03         .06
                                                                                       --------    --------   --------    --------
                                                                                       $    .20    $    .87   $    .37    $   1.90
                                                                                       ========    ========   ========    ========
Weighted-average shares outstanding (note 7)
    Basic ..........................................................................        628         625        627         625
    Diluted ........................................................................        636         636        636         636
Dividends per share of common stock (note 8) .......................................   $    .19    $    .19   $    .38    $    .38

----------

(1) Includes petroleum excise taxes ................................................   $  1,891    $  1,676   $  3,620    $  3,240

(2) Second quarter and first six months of 2001 were increased by $117 and $207, respectively, to reflect a reclassification of revenues previously reported as a reduction in cost of goods sold.

(3) Excludes refining depreciation .................................................   $     33    $     31   $     66    $     64

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                       CONSOLIDATED BALANCE SHEET (NOTE 1)
                                   (UNAUDITED)

                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                2002             2001
                                                                                            ------------     ------------
                                                                                                    (IN MILLIONS)
                                                             ASSETS


Current assets
   Cash and cash equivalents ...........................................................    $        313     $        388
   Accounts and notes receivable (note 9) ..............................................           1,736            1,894
   Inventories (note 10) ...............................................................           1,152              995
   Other current assets ................................................................             860            1,066
                                                                                            ------------     ------------
         Total current assets ..........................................................           4,061            4,343
Property, plant and equipment ..........................................................          33,417           30,224
Less: accumulated depreciation, depletion and amortization .............................         (13,627)         (12,306)
                                                                                            ------------     ------------
Net property, plant and equipment ......................................................          19,790           17,918
Investment in affiliates ...............................................................           1,978            1,894
Goodwill ...............................................................................           3,084            2,933
Other assets ...........................................................................             841              816
                                                                                            ------------     ------------
Total assets ...........................................................................    $     29,754     $     27,904
                                                                                            ============     ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ....................................................................    $      2,238     $      1,950
   Short-term borrowings and capital lease obligations .................................           1,782            1,125
   Income taxes ........................................................................             660              530
   Other accrued liabilities ...........................................................           1,818            1,897
                                                                                            ------------     ------------
         Total current liabilities .....................................................           6,498            5,502
Long-term borrowings and capital lease obligations .....................................           8,240            8,267
Deferred income taxes ..................................................................           4,676            3,975
Other liabilities and deferred credits .................................................           2,352            2,346
                                                                                            ------------     ------------
         Total liabilities .............................................................          21,766           20,090
                                                                                            ------------     ------------

Commitments and contingent liabilities (note 11)
Minority interests (note 12) ...........................................................             843            1,204
Stockholders' equity
   Preferred stock, $.01 par value
     250,000,000 shares authorized; none issued ........................................              --               --
   Common stock, $.01 par value
     4,600,000,000 shares authorized; 628,938,046 shares issued with
      626,962,314 shares outstanding at June 30, 2002 and 625,658,528 shares
      outstanding at December 31, 2001 .................................................               6                6
   Additional paid-in capital ..........................................................           5,044            5,044
   Retained earnings ...................................................................           2,527            2,537
   Accumulated other comprehensive loss (note 13) ......................................            (382)            (894)
   Treasury stock, at cost
     1,975,732 and 3,279,518 shares at June 30, 2002, and
      December 31, 2001, respectively ..................................................             (50)             (83)
                                                                                            ------------     ------------
         Total stockholders' equity ....................................................           7,145            6,610
                                                                                            ------------     ------------
Total liabilities and stockholders' equity .............................................    $     29,754     $     27,904
                                                                                            ============     ============

          See accompanying notes to consolidated financial statements.

                                   CONOCO INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 1)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                 -------------------------
                                                                                    2002           2001
                                                                                 ----------     ----------
                                                                                       (IN MILLIONS)
Cash provided by operations
    Net income ..............................................................    $      234     $    1,205
    Adjustments to reconcile net income to cash provided by operations
      Extraordinary item, charge for the early extinguishment of debt .......             5             --
      Cumulative effect of accounting changes ...............................           (34)           (59)
      Depreciation, depletion and amortization ..............................           932            691
      Dry hole costs and impairment of unproved properties ..................            48             15
      Deferred income taxes .................................................          (188)           280
      Income applicable to minority interests ...............................            23             11
      Gain on asset dispositions ............................................           (53)           (18)
      Dividends received less than equity in earnings of affiliates .........           (44)            (4)
      Other non-cash charges and credits - net ..............................            19            (10)
      Decrease (increase) in operating assets
        Securitization of accounts receivable (note 9) ......................           400             --
        Other accounts and notes receivable .................................          (103)           176
        Inventories .........................................................          (100)          (204)
        Other operating assets ..............................................          (141)          (272)
      Increase (decrease) in operating liabilities
        Accounts and other operating payables ...............................            36           (186)
        Income and other taxes payable ......................................           249             (2)
                                                                                 ----------     ----------
           Cash provided by operations ......................................         1,283          1,623
                                                                                 ----------     ----------
Investing activities
    Purchases of property, plant and equipment ..............................        (1,434)          (867)
    Investments in affiliates - net .........................................           (11)           (89)
    Proceeds from sales of assets and subsidiaries ..........................           107             98
    Net increase in short-term instruments ..................................            (1)            (1)
                                                                                 ----------     ----------
           Cash used in investing activities ................................        (1,339)          (859)
                                                                                 ----------     ----------
Financing activities
    Short-term borrowings - net .............................................           577           (189)
    Long-term borrowings - net ..............................................           (17)            (9)
    Treasury stock purchases - net ..........................................            12            (15)
    Cash dividends ..........................................................          (238)          (237)
    Net payments to minority interests ......................................          (377)           (23)
                                                                                 ----------     ----------
           Cash used in financing activities ................................           (43)          (473)
                                                                                 ----------     ----------
Effect of exchange rate changes on cash .....................................            24            (40)
                                                                                 ----------     ----------
Increase (decrease) in cash and cash equivalents ............................           (75)           251
Cash and cash equivalents at beginning of year ..............................           388            342
                                                                                 ----------     ----------
Cash and cash equivalents at June 30 ........................................    $      313     $      593
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

2.   RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other changes and technical corrections, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." As a result of the rescission of SFAS No. 4, Conoco will, beginning January 1, 2003, include gains and losses from the extinguishment of debt in "Income before extraordinary items" rather than report such amounts separately as extraordinary items.

3.   CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     Effective January 1, 2002, we changed our method of accounting for the cost of planned major maintenance expenditures from the accrue-in-advance method to the expense-as-incurred method, a preferable method of accounting. The new method results in the recognition of refinery and plant turnaround or tanker, barge and boat dry dock maintenance costs in the period that the obligation occurs. The cumulative effect of this change in accounting principle is an increase in net income in the first six months of 2002 of $42 (net of income taxes of $20), or $.07 per basic share and $.06 per diluted share. The effect of adopting this accounting principle on income before extraordinary item and accounting changes and on net income is an increase of $2, or $.01 per basic and diluted share, for the second quarter of 2002 and an increase of $11 (net of income taxes of $5), or $.02 per basic and diluted share, for the first six months of 2002.

     The pro forma effects of the retroactive application of the change in accounting principle related to planned major maintenance are as follows:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30                       JUNE 30
                                                            -------------------------     -------------------------
                                                               2002           2001           2002           2001
                                                            ----------     ----------     ----------     ----------
Income before extraordinary item and accounting
   changes ............................................     $      132     $      536     $      214     $    1,157
Earnings per share
     Basic ............................................            .21            .86            .34           1.85
     Diluted ..........................................            .21            .84            .34           1.82

Net income ............................................     $      130     $      536     $      192     $    1,194
Earnings per share
     Basic ............................................            .21            .86            .31           1.91
     Diluted ..........................................            .20            .84            .30           1.88

     Additionally, effective January 1, 2002, we adopted FASB Derivative Implementation Group (DIG) Interpretations A18 and A19 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (SFAS 133) as they relate to the fair value at January 1, 2002 of certain long-term international gas contracts. The cumulative effect of this change in accounting principle is a transition loss of $19 (net of income taxes of $9), or $.03 per basic and diluted share. Prior to the issuance of the interpretations, these contracts were excluded from mark-to-market accounting under SFAS 133. Other income for the second quarter and the first six months of 2002 included a $12 pretax loss ($7 after-tax) and a $28 pretax gain ($18 after-tax), respectively, from changes in the fair

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


value of these same contracts from the January 1 adoption date of Interpretations A18 and A19 through June 30, 2002.

4.   DERIVATIVE INSTRUMENTS

     For the first six months of 2002, other income included a $170 unrealized pretax loss ($107 after-tax) and sales and other operating revenues included a $36 realized pretax gain ($23 after-tax) related to changes in the fair value of crude oil and natural gas collars and swaps from January 1, 2002 through June 30, 2002 initiated with the 2001 Gulf Canada acquisition (see footnote 5). The fair value of these derivative instruments was $160 pretax ($101 after-tax) at June 30, 2002. Hedge accounting was not applied to the derivatives where the change in fair value was reported in other income. In addition, other income for the first six months of 2002 included a $28 pretax gain ($18 after-tax) from changes in the fair value of the long-term international gas contracts mentioned in footnote 3 above. For derivative instruments where hedge accounting was applied, the ineffective portions of these hedges were immaterial.

     In accordance with the transition provisions of SFAS 133, we recorded the following after-tax cumulative adjustments into earnings on January 1, 2001. The total amount is shown on the consolidated statement of income as cumulative effect of accounting change for 2001.

Previously designated fair value hedging relationships:(1)
   Fair value of hedging instruments ...............................................     $   27
   Offsetting changes in fair value of hedged items ................................        (25)
Hedging instruments not designated for hedge accounting under SFAS 133(2) ..........         36
Contracts previously not designated as derivative instruments prior to SFAS 133 ....         (1)
                                                                                         ------
Total cumulative effect of adoption on earnings, after-tax .........................     $   37
                                                                                         ======

----------

(1) These fair value hedging relationships reflect conversions of certain commodity contracts from fixed prices to market prices, in accordance with Conoco's Risk Management Policy. During the first six months of 2001, the ineffective portions of these hedges were immaterial.

(2) Primarily reflects a pretax gain of $64 ($40 after-tax) related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption date of SFAS 133. Included in income before extraordinary item and accounting changes on the consolidated statement of income is an $83 pretax expense ($52 after-tax) related to changes in the fair value of these same crude oil put options from January 1, 2001 to June 30, 2001.

5.   GULF CANADA ACQUISITION

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

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30                       JUNE 30
                                                            -------------------------     -------------------------
                                                               2002           2001           2002           2001
                                                            ----------     ----------     ----------     ----------
Revenues ..............................................     $    9,660     $   11,160     $   17,679     $   22,424
Income before extraordinary item and accounting
   changes ............................................            132            644            214          1,283
Net income ............................................            130            644            234          1,320
Earnings per share before extraordinary item and
   accounting changes
     Basic ............................................            .21           1.03            .34           2.05
     Diluted ..........................................            .21           1.01            .34           2.02
Earnings per share
     Basic ............................................            .21           1.03            .37           2.11
     Diluted ..........................................            .20           1.01            .37           2.08

6.   SUMMARIZED FINANCIAL INFORMATION FOR PETROZUATA

     Summarized below is the consolidated financial information for Petrozuata C.A. on a 100 percent basis. We use the equity method to account for our noncontrolling 50.1 percent equity interest in Petrozuata.

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30                       JUNE 30
                                                       -------------------------     -------------------------
                                                          2002           2001           2002           2001
                                                       ----------     ----------     ----------     ----------
RESULTS OF OPERATIONS
Sales ............................................     $      191     $      150     $      336     $      258
Earnings (loss) before income taxes ..............             72             22            101            (10)
Net income .......................................             83             32            110             15

     Conoco's equity in Petrozuata's earnings was $41 for the three months ended June 30, 2002 and $55 for the six months ended June 30, 2002, which included a $19 impairment for the three months ended June 30, 2002 and a $34 impairment for the six months ended June 30, 2002 from the devaluation of the bolivar. Conoco's equity in Petrozuata's earnings was $16 for the three months ended June 30, 2001 and $7 for the six months ended June 30, 2001. Conoco received dividends of $25 from Petrozuata in the second quarter and first six months of 2002. We did not receive any dividends from Petrozuata in 2001.

7.   EARNINGS PER SHARE

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

     For the three months and six months ended June 30, 2002 and June 30, 2001, basic EPS reflected the weighted-average number of shares of common stock and deferred award units outstanding. Corresponding diluted EPS for the second quarter of 2002 and the first six months of 2002 included the dilutive effect of an additional 8,766,514 and 8,947,780 shares, respectively, while the second quarter of 2001 and first six months of 2001 included the dilutive effect of an additional 10,797,008 and 10,474,296 shares, respectively.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     The denominator is based on the following weighted-average number of common shares outstanding:

                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                      JUNE 30                           JUNE 30
                           -----------------------------     -----------------------------
                               2002             2001             2002             2001
                           ------------     ------------     ------------     ------------
Basic ................      627,676,898      625,428,654      627,327,603      625,066,622
Diluted ..............      636,443,412      636,225,662      636,275,383      635,540,918

     Variable stock options for 1,331,300 shares of common stock became vested and exercisable on March 12, 2002 as a result of stockholder approval of Conoco's previously announced merger with Phillips Petroleum Company (Phillips) at the stockholders meeting held on that date. These options have been reclassified as fixed and are included in the computation of diluted EPS for the three months and six months ended June 30, 2002. Variable stock options for 1,331,300 shares of common stock were outstanding for the three months and six months ended June 30, 2001. These options were not included in the computation of diluted EPS because the threshold price required for these options to be vested had not been reached.

     For the three months and six months ended June 30, 2002, fixed stock options for 15,288,339 shares of common stock were not included in the diluted earnings per share calculation. For the three months and six months ended June 30, 2001, fixed stock options for 33,036 and 6,675,749 shares of common stock were not included in the diluted earnings per share calculation. The fixed options were not included in that calculation because the exercise price was greater than the average market price.

     Common shares held as treasury stock are deducted in determining the number of shares outstanding.

8.   DIVIDENDS

     Dividends per share paid through June 30 are as follows:

                                                                           2002           2001
                                                                        ----------     ----------
First quarter .....................................................     $      .19     $      .19
Second quarter ....................................................            .19            .19
                                                                        ----------     ----------
Dividends per share paid through June 30 ..........................     $      .38     $      .38
                                                                        ==========     ==========

     On July 23, 2002, Conoco declared a third quarter cash dividend of $.19 per share on each outstanding share of common stock, payable on September 10, 2002 to shareholders of record on August 10, 2002.

9.   SECURITIZATION OF RECEIVABLES

     In April 2002, Conoco began selling certain U.S. credit card and trade receivables under a revolving sales agreement to Conoco Enterprise Funding L.L.C., a consolidated wholly owned special purpose entity, which in turn sells undivided interests in the receivables on a limited recourse basis to an unaffiliated bank-sponsored entity. This revolving sales agreement provides for the sale of up to $400 of senior, undivided interests in pools of the credit card or trade receivables. Conoco Enterprise Funding L.L.C. retains an undivided interest in the conveyed pool of receivables, which is subordinated to the interests sold to the unaffiliated bank-sponsored entity. Conoco also retains the servicing responsibility for the sold receivables.

     At June 30, 2002, Conoco Enterprise Funding L.L.C.'s retained interest in the conveyed pool of receivables was $315 and was reported on the consolidated balance sheet in accounts and notes receivable.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


     Total cash flows related to the program were as follows:

                                                                     SIX MONTHS ENDED
                                                                       JUNE 30, 2002
                                                                     ----------------
Sold to Conoco Enterprise Funding L.L.C.
   Initial receivables sold on April 30, 2002 ....................     $        685
   New receivables sold ..........................................            1,084
   Cash collections remitted .....................................           (1,054)
                                                                       ------------
   Receivables sold at June 30, 2002 .............................              715
                                                                       ------------
Receivables sold to unaffiliated bank-sponsored entity ...........              400
                                                                       ------------
Conoco Enterprise Funding L.L.C. retained interest at June 30 ....     $        315
                                                                       ============
Discounts and ongoing fees paid on revolving balance .............     $          1
                                                                       ------------

10.  INVENTORIES

                                                                          JUNE 30,      DECEMBER 31,
                                                                           2002             2001
                                                                       ------------     ------------
Crude oil and petroleum products .................................     $        935     $        773
Canadian Syncrude (from mining operations) .......................                5               10
Other merchandise ................................................               25               26
Materials and supplies ...........................................              187              186
                                                                       ------------     ------------
Inventories ......................................................     $      1,152     $        995
                                                                       ============     ============

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     Conoco has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market. Additionally, we have obligations under international contracts to purchase natural gas over periods up to 18 years. Due to weakening market prices since year-end, these long-term purchase obligations are at prices in excess of June 30, 2002 quoted market prices. No material annual gain or loss is expected from these long-term commitments.

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

     An accrual of $112 was recorded during the fourth quarter of 2001 for a litigation settlement related to certain discontinued chemicals businesses for which we assumed responsibility for claims as a result of the separation agreement with DuPont. As of the end of July 2002, we paid $109 of the accrual, with the remainder to be paid during August 2002. Additionally, to date we have recovered insurance proceeds of $28 related to this claim.

     Over the next seven years, we will spend an estimated $95 to $110 for capital improvements at our U.S. refineries to install control technology and equipment to reduce emissions from stacks, vents, valves, heaters, boilers and flares.

     We also are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of petroleum substances by us or other parties. We have accrued for certain environmental remediation activities consistent with the policy set forth in note 2 to the consolidated financial statements presented in our 2001 Annual Report on Form

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


10-K. These accrued liabilities exclude claims against our insurers or other third parties and are not discounted. We assumed environmental remediation liabilities from DuPont related to certain discontinued chemicals and agricultural chemicals businesses operated by us in the past and in the third quarter of 2001, we assumed environmental remediation liabilities with the purchase of Gulf Canada. The liabilities are included in our environmental accrual. At June 30, 2002, our environmental accrual was $181. In management's opinion, this accrual was appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event future monitoring and remediation expenditures are in excess of amounts accrued, they may be significant to results of operations and cash flows in the period recognized. However, management does not anticipate they will have a material adverse effect on the consolidated financial position of Conoco.

     At June 30, 2002, Conoco or DuPont, on behalf of and indemnified by Conoco, had directly guaranteed $358 of borrowings and other obligations of certain affiliated companies and others. The balance at June 30, 2002 no longer includes the $719 associated with Petrozuata that was outstanding at year-end 2001. In March 2002, Conoco was notified that DuPont was released from its guarantee of the debt associated with Petrozuata, and that debt became non-recourse to both Conoco and DuPont. In addition, at June 30, 2002, Conoco owned 7,510 million shares of Turcas Petrol A.S., of which 3,964 million shares were pledged to a group of Turkish banks that issued letters of credit in support of a $29 borrowing. Conoco had no indirect guarantees as of June 30, 2002.

12.  MINORITY INTERESTS

     In April 2002, Gulf Canada completed the redemption of its Series 1 and Series 2 preferred stock. The redemption resulted in a reduction of minority interest of $364.

     In June 2002, Gulf Canada commenced a tender offer to acquire the remaining 28 percent interest in Gulf Indonesia Resources Limited (Gulf Indonesia) owned by minority shareholders at a price of $13.25 per share, or $329 in the aggregate. As of July 30, 2002, Gulf Canada had acquired 97.1 percent of those shares in the initial offer, which expired on July 19, 2002 and in the subsequent offering period, which expired on July 30, 2002. As a result, Gulf Canada owned a total of 99 percent of the outstanding shares of Gulf Indonesia. Gulf Canada acquired the remaining shares through a compulsory acquisition in July 2002.

13.  COMPREHENSIVE INCOME

     The following sets forth Conoco's comprehensive income for the periods shown:

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30                     JUNE 30
                                                                       ----------------------      ----------------------
                                                                         2002          2001          2002          2001
                                                                       --------      --------      --------      --------
Net income .......................................................     $    130      $    552      $    234      $  1,205
Other comprehensive income (loss)
  Foreign currency translation adjustment ........................          622           (32)          608          (149)
  Unrealized gains (losses) on derivatives
     Unrealized gains (losses) on crude oil and natural gas
       derivatives - current activity ............................            3            21           (62)           21
     Unrealized gains (losses) on crude oil and natural gas
       derivatives - reclassified into income ....................           (3)           --           (23)           --
     Unrealized gains (losses) on interest rate derivatives -
       current gains (losses) ....................................          (20)            1           (11)           (1)
                                                                       --------      --------      --------      --------
  Total unrealized gains (losses) on derivatives .................          (20)           22           (96)           20
                                                                       --------      --------      --------      --------
Comprehensive income .............................................     $    732      $    542      $    746      $  1,076
                                                                       ========      ========      ========      ========

     The local currency is the functional currency for our integrated European and Canadian petroleum operations because it is the currency of the primary economic environment in which those entities operate. For subsidiaries whose functional currency is the local currency, assets and liabilities denominated in local currency are translated into U.S. dollars at the end-of-period exchange rates. The resulting translation adjustment is a component of accumulated other comprehensive loss. Due to the weakening of the dollar in relation to other currencies at June 30,

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


2002, the U.S. reported amounts of our foreign currency based property, plant and equipment and goodwill increased with an offset to foreign currency translation adjustment in other comprehensive income.

     During the second quarter and first six months of 2002, Conoco recorded an after-tax loss of $20 ($29 pretax) and $96 ($153 pretax) into other comprehensive income from derivatives. The loss in the second quarter of 2002 includes an after-tax $3 gain in current activity and a $3 after-tax loss reclassification into income related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas and a net after-tax loss of $20 due to changes in the fair values of derivative instruments designated as cash flow hedges of variable interest rate obligations. The loss for the first six months of 2002 includes an after-tax loss of $85 ($62 after-tax loss in current activity and a $23 after-tax loss reclassification into income) related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas and a net after-tax loss of $11 due to changes in the fair values of derivative instruments designated as cash flow hedges of variable interest rate obligations. During the 12-month period ended June 30, 2003, a cumulative $6 after-tax gain associated with the forecasted sales of crude oil and natural gas, as well as a portion of the cumulative $16 net after-tax loss related to variable interest rate obligations, is expected to be reclassified into income.

     During the second quarter and first six months of 2001, Conoco recorded an after-tax gain of $22 ($35 pretax) and $20 ($32 pretax) into other comprehensive income from derivatives. The gain in the second quarter of 2001 includes an after-tax gain of $21 related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas and a net after-tax gain of $1 due to changes in the fair values of derivative instruments designated as cash flow hedges of variable interest rate obligations. The gain for the first six months of 2001 includes an after-tax gain of $21 related to derivative instruments designated as cash flow hedges of certain forecasted sales of crude oil and natural gas and a net after-tax loss of $1 due to changes in the fair values of derivative instruments designated as cash flow hedges of variable interest rate obligations. The net after-tax loss of $1 for the six months ended 2001 included an after-tax gain of $1, recorded at the date of adoption of SFAS 133, related to a derivative instrument designated as a cash flow hedge of a variable interest rate obligation, an after-tax charge of $2 due to changes in the fair value of this derivative instrument, and an immaterial amount that was reclassified into net income as a result of the settlement of a small portion of the obligation.

14.  STOCK COMPENSATION

     We apply the intrinsic value method of accounting for stock options as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding changes in net income and earnings per share data (as if the accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied) is presented below.

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30                    JUNE 30
                                      ----------------------      ----------------------
                                        2002          2001          2002          2001
                                      --------      --------      --------      --------
Increase (decrease) in

Net income ......................     $    (13)     $    (12)     $    (25)     $    (22)
Earnings per share
     Basic ......................         (.02)         (.02)         (.04)         (.04)
     Diluted ....................         (.02)         (.02)         (.04)         (.04)

15.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

                                                  UPSTREAM              DOWNSTREAM
                                             -------------------   -------------------
                                                                                         EMERGING              ELIMINA-   CONSOLI-
SEGMENT INFORMATION                            U.S.      INT'L.      U.S.      INT'L.   BUSINESSES CORPORATE     TIONS     DATED
                                             --------   --------   --------   --------  ---------- ---------   --------   --------
THREE MONTHS ENDED JUNE 30, 2002
Sales and other operating revenues ........  $  1,489   $  1,426   $  3,505   $  3,138   $     --   $     --   $     --   $  9,558
Transfers between segments ................       120        226         48        151         --         --       (545)        --
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total operating revenues ..................  $  1,609   $  1,652   $  3,553   $  3,289   $     --   $     --   $   (545)  $  9,558
                                             ========   ========   ========   ========   ========   ========   ========   ========
Operating profit (loss) ...................  $     71   $    390   $    (49)  $     56   $    (53)  $    (59)  $     --   $    356
Equity in earnings of affiliates ..........        --         63         19         (2)        --         --         --         80
Corporate non-operating items
   Interest and debt expense ..............        --         --         --         --         --       (119)        --       (119)
   Interest income (net of misc.
    interest expense) .....................        --         --         --         --         --          8         --          8
   Other ..................................        --         --         --         --         --        (27)        --        (27)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes .........        71        453        (30)        54        (53)      (197)        --        298
Income tax expense ........................       (14)      (237)        14         (1)        23         49         --       (166)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before accounting changes ...        57        216        (16)        53        (30)      (148)        --        132
Extraordinary item, charge for the early
 extinguishment of debt, net of income
 taxes ....................................        --         --         --         --         --         (2)        --         (2)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)(1) ......................  $     57   $    216   $    (16)  $     53   $    (30)  $   (150)  $     --   $    130
                                             ========   ========   ========   ========   ========   ========   ========   ========
THREE MONTHS ENDED JUNE 30, 2001
Sales and other operating revenues ........  $  1,890   $  1,096   $  4,575   $  2,816   $     --   $     --   $     --   $ 10,377
Transfers between segments ................       213         85         53         97         --         --       (448)        --
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total operating revenues ..................  $  2,103   $  1,181   $  4,628   $  2,913   $     --   $     --   $   (448)  $ 10,377
                                             ========   ========   ========   ========   ========   ========   ========   ========
Operating profit (loss) ...................  $    376   $    541   $    323   $    (45)  $    (25)  $    (47)  $     --   $  1,123
Equity in earnings of affiliates ..........         6         29         24          1         (1)        --         --         59
Corporate non-operating items
   Interest and debt expense ..............        --         --         --         --         --        (67)        --        (67)
   Interest income (net of misc.
    interest expense) .....................        --         --         --         --         --          5         --          5
   Other ..................................        --         --         --         --         --        (19)        --        (19)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes .........       382        570        347        (44)       (26)      (128)        --      1,101
Income tax expense ........................      (133)      (326)      (126)        (4)         9         31         --       (549)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)(1) ......................  $    249   $    244   $    221   $    (48)  $    (17)  $    (97)  $     --   $    552
                                             ========   ========   ========   ========   ========   ========   ========   ========
SIX MONTHS ENDED JUNE 30, 2002
Sales and other operating revenues ........  $  2,638   $  2,895   $  6,119   $  5,904   $     --   $     --   $     --   $ 17,556
Transfers between segments ................       236        419         71        244         --         --       (970)        --
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total operating revenues ..................  $  2,874   $  3,314   $  6,190   $  6,148   $     --   $     --   $   (970)  $ 17,556
                                             ========   ========   ========   ========   ========   ========   ========   ========
Operating profit (loss) ...................  $     30   $    782   $    (63)  $     81   $    (95)  $    (89)  $     --   $    646
Equity in earnings of affiliates ..........        (1)        87         44        (14)        --         --         --        116

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                  UPSTREAM              DOWNSTREAM
                                             -------------------   -------------------
                                                                                         EMERGING              ELIMINA-   CONSOLI-
SEGMENT INFORMATION                            U.S.      INT'L.      U.S.      INT'L.   BUSINESSES CORPORATE     TIONS     DATED
                                             --------   --------   --------   --------  ---------- ---------   --------   --------
SIX MONTHS ENDED JUNE 30, 2002 (CONT'D.)
Corporate non-operating items
   Interest and debt expense ..............        --         --         --         --         --       (235)        --       (235)
   Interest income (net of misc.
    interest expense) .....................        --         --         --         --         --         13         --         13
   Other ..................................        --         --         --         --         --        (25)        --        (25)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes .........        29        869        (19)        67        (95)      (336)        --        515
Income tax expense ........................        11       (463)        11         (4)        38        106         --       (301)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before accounting changes ...        40        406         (8)        63        (57)      (230)        --        214
Extraordinary item, charge for the early
 extinguishment of debt, net of income
 taxes ....................................        --         --         --         --         --         (3)        --         (3)
Cumulative effect of accounting changes,
 net of income taxes ......................        --        (17)        22         18         --         --         --         23
                                             --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)(1) ......................  $     40   $    389   $     14   $     81   $    (57)  $   (233)  $     --   $    234
                                             ========   ========   ========   ========   ========   ========   ========   ========
SIX MONTHS ENDED JUNE 30, 2001
Sales and other operating revenues ........  $  4,576   $  2,426   $  8,378   $  5,617   $      5   $     --   $     --   $ 21,002
Transfers between segments ................       466        316        106        227         24         --     (1,139)        --
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total operating revenues ..................  $  5,042   $  2,742   $  8,484   $  5,844   $     29   $     --   $ (1,139)  $ 21,002
                                             ========   ========   ========   ========   ========   ========   ========   ========
Operating profit (loss) ...................  $    860   $  1,109   $    428   $     41   $    (47)  $    (84)  $     --   $  2,307
Equity in earnings of affiliates ..........        22         39         29         (5)        (5)        --         --         80
Corporate non-operating items
   Interest and debt expense ..............        --         --         --         --         --       (142)        --       (142)
   Interest income (net of misc.
    interest expense) .....................        --         --         --         --         --         15         --         15
   Other ..................................        --         --         --         --         --        (14)        --        (14)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes .........       882      1,148        457         36        (52)      (225)        --      2,246
Income tax expense ........................      (309)      (648)      (165)       (31)        18         57         --     (1,078)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before accounting changes ...       573        500        292          5        (34)      (168)        --      1,168
Cumulative effect of accounting changes,
 net of income taxes ......................         8         32         (3)        --         --         --         --         37
                                             --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)(1) ......................  $    581   $    532   $    289   $      5   $    (34)  $   (168)  $     --   $  1,205
                                             ========   ========   ========   ========   ========   ========   ========   ========
TOTAL ASSETS (INCLUDING GOODWILL)(2)(3)
   At June 30, 2002 .......................  $  4,005   $ 18,322   $  3,353   $  3,129   $    374   $    892   $   (321)  $ 29,754
   At December 31, 2001 ...................  $  4,378   $ 16,607   $  3,411   $  2,786   $    234   $  1,070   $   (582)  $ 27,904

----------

(1) Includes after-tax benefits (charges) from special items:

THREE MONTHS ENDED JUNE 30, 2002
Premium on debt retirement ................  $     --   $     --   $     --   $     --   $     --   $     (2)  $     --   $     (2)
Humber fire repairs .......................        --         --         --          6         --         --         --          6
Merger costs ..............................        --         --         --         --         --        (15)        --        (15)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total special items .......................  $     --   $     --   $     --   $      6   $     --   $    (17)  $     --   $    (11)
                                             ========   ========   ========   ========   ========   ========   ========   ========
THREE MONTHS ENDED JUNE 30, 2001
Humber fire repairs .......................  $     --   $     --   $     --   $    (54)  $     --   $     --   $     --   $    (54)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total special items .......................  $     --   $     --   $     --   $    (54)  $     --   $     --   $     --   $    (54)
                                             ========   ========   ========   ========   ========   ========   ========   ========
SIX MONTHS ENDED JUNE 30, 2002
Asset sales ...............................  $     19   $     --   $     --   $     --   $     --   $     --   $     --   $     19
Cumulative effect of accounting changes ...        --        (17)        22         18         --         --         --         23
Premium on debt retirement ................        --         --         --         --         --         (3)        --         (3)
Humber fire repairs .......................        --         --         --          6         --         --         --          6

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


                                                  UPSTREAM              DOWNSTREAM
                                             -------------------   -------------------
                                                                                         EMERGING              ELIMINA-   CONSOLI-
SEGMENT INFORMATION                            U.S.      INT'L.      U.S.      INT'L.   BUSINESSES CORPORATE    TIONS      DATED
                                             --------   --------   --------   --------  ---------- ---------   --------   --------

SIX MONTHS ENDED JUNE 30, 2002 (CONT'D.)
Discontinued businesses ...................        --         --         --         --         --         18         --         18
Merger costs ..............................        (1)        --         (1)        --         --        (23)        --        (25)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total special items .......................  $     18   $    (17)  $     21   $     24   $     --   $     (8)  $     --   $     38
                                             ========   ========   ========   ========   ========   ========   ========   ========
SIX MONTHS ENDED JUNE 30, 2001
Cumulative effect of accounting changes ...  $      8   $     32   $     (3)  $     --   $     --   $     --   $     --   $     37
Humber fire repairs .......................        --         --         --        (54)        --         --         --        (54)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Total special items .......................  $      8   $     32   $     (3)  $    (54)  $     --   $     --   $     --   $    (17)
                                             ========   ========   ========   ========   ========   ========   ========   ========

     Special items totaling a charge of $11 for the second quarter of 2002 included a $15 charge for expenses related to our planned merger with Phillips and a $2 extraordinary item charge related to premiums incurred on the early repayment of Gulf Canada debt, partially offset by a $6 gain related to a revised insurance recovery estimate in connection with the U.K. Humber refinery explosion and fire in April 2001.

     In addition to the special items set forth in the previous paragraph, special items of $49 for the first quarter of 2002 included gains of $60 consisting of $19 from the sale of U.S. Permian Basin producing properties, $23 to cumulative effect of accounting changes and insurance proceeds of $18 associated with a discontinued business, partially offset by a $10 charge for expenses related to our planned merger with Phillips and a $1 extraordinary item charge related to premiums incurred on the early repayment of Gulf Canada debt.

     The $23 cumulative effect of accounting changes was attributable to the two changes in accounting method discussed in footnote 3. The first, a $42 cumulative effect of accounting change, recorded on January 1, 2002, resulted from a change in our method of accounting for the cost of planned major maintenance expenditures from the accrue-in-advance method to the expense-as-incurred method. It included $40 related to downstream for the reversal of planned major maintenance expenses of $22 for U.S. refineries and marine operations and $18 for our international refineries, and $2 attributable to upstream international operations. The second was a $19 transition loss resulting from a cumulative effect of accounting change recorded with our adoption of FASB DIG Interpretations of SFAS 133 as they relate to the January 1, 2002 fair value of certain long-term international gas contracts.

     Included in net income for international upstream was a $7 loss for the second quarter of 2002 and an $18 gain for the first six months of 2002 related to changes in the fair value of the long-term international gas contracts mentioned in the paragraph above.

     Special items for the second quarter 2001 included a charge of $54 to record repairs and other costs associated with the U.K. Humber refinery explosion and fire in April 2001.

     In addition to the special item set forth in the previous paragraph, special items for the first quarter of 2001 included a cumulative transition gain of $37 recorded on January 1, 2001 upon initial adoption of SFAS 133. This cumulative transition gain included a $40 gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of SFAS 133 and a $3 charge in U.S. downstream associated with various derivatives.

     The $40 upstream gain consisted of $8 that was U.S. related and $32 that was related to international operations. Also included in net income for upstream was a $9 expense for the second quarter of 2001 and a $52 expense for the first six months of 2001 related to changes in the fair value of these same crude oil put options. The $9 expense for the second quarter of 2001 consisted of $1 for U.S. operations and $8 for international operations, while the $52 for the first six months of 2001 consisted of $10 for U.S. operations and $42 for international operations.

(2) Upstream includes $3,078 at June 30, 2002 and $2,927 at December 31, 2001 of goodwill arising from the third quarter 2001 acquisition of Gulf Canada. The difference reflects foreign currency translation adjustments. In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted on January 1, 2002, a test for impairment of this goodwill must be completed annually. As part of this test, $2,053 of the goodwill has been allocated to the international upstream reporting unit and $1,025 has been allocated to the U.S. upstream reporting unit. The first step of this impairment test, which is a comparison of the fair values and net book values of these reporting units, was completed and indicated that goodwill was not impaired.

(3) The carrying value of assets held for sale, primarily upstream property, plant and equipment, totaled $220 at June 30, 2002, and $42 at December 31, 2001.

                                   (UNAUDITED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

         16. CONOCOPHILLIPS MERGER

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

               In June 2002, in connection with a possible Federal Trade Commission (FTC) settlement, Conoco initiated the process to sell its Denver refinery. We have engaged investment bankers to assist with preparing for a potential sale and identifying potential buyers. We cannot provide any definitive timeline for the sale to be completed. We, along with Phillips, continue to work closely with the FTC as it reviews documentary materials. We expect the merger to close in the second half of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     CASH PROVIDED BY OPERATIONS

     Cash provided by operations in the first six months of 2002 decreased $340 million to $1,283 million from $1,623 million in the first six months of 2001. Cash provided by operations before changes in operating assets and liabilities decreased $1,169 million compared to the first six months of 2001, primarily due to lower natural gas and crude oil prices, as well as weaker downstream margins. Positive changes to net operating assets and liabilities of $829 million were primarily due to the securitization of certain accounts receivable and increased payables partially offset by an increase in other accounts receivable.

INVESTING ACTIVITIES

     CAPITAL EXPENDITURES AND INVESTMENTS

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------
                                                                              (IN MILLIONS)
Upstream
    United States ................................................     $        255     $        287
    International ................................................              933              413
                                                                       ------------     ------------
        Total upstream ...........................................            1,188              700
Downstream
    United States ................................................               63               67
    International ................................................               68              103
                                                                       ------------     ------------
        Total downstream .........................................              131              170
Emerging businesses ..............................................              126               90
Corporate ........................................................                3               11
                                                                       ------------     ------------
Total capital expenditures and investments .......................     $      1,448     $        971
                                                                       ============     ============

United States ....................................................     $        342     $        446
International ....................................................            1,106              525
                                                                       ------------     ------------
Total capital expenditures and investments .......................     $      1,448     $        971
                                                                       ============     ============

     Total capital expenditures and investments were $1,448 million for the first six months of 2002, an increase of $477 million, or 49 percent, versus capital expenditures and investments of $971 million for the first six months of 2001. The increase was primarily due to higher spending on international upstream acquisitions. Capital expenditures and investments include capitalized exploratory wells but do not include expensed exploration costs. A more detailed description and analysis of capital expenditures and investments by operating segment within the U.S. and international follows below.

     Upstream

     Upstream capital expenditures and investments totaled $1,188 million for the first six months of 2002 compared to $700 million for the first six months of 2001. The increase of $488 million, or approximately 70 percent, was primarily the result of acquiring additional interests in Norway and higher spending associated with properties obtained through our acquisition of Gulf Canada Resources Limited (Gulf Canada), now known as Conoco Canada Resources Limited (Conoco Canada). In this document, for ease of reference, we will refer to Conoco Canada as Gulf Canada.

     United States

     During the first six months of 2002, Conoco spent $255 million on U.S. capital projects, a decrease of $32 million, or 11 percent, from $287 million in the first six months of 2001. The decrease in expenditures in 2002 versus 2001 was mostly due to decreased drilling activity.

     International

     International upstream capital expenditures and investments totaled $933 million in the first six months of 2002, an increase of $520 million, or 126 percent, from $413 million in the first six months of 2001. The increase was primarily the result of acquiring additional interests in Norway and higher spending associated with properties obtained through our Gulf Canada acquisition.

     Downstream

     Downstream capital expenditures and investments totaled $131 million in the first six months of 2002, a decrease of $39 million, or 23 percent, versus $170 million in the first six months of 2001, primarily reflecting reduced expenditures in international refining and marketing operations.

     United States

     During the first six months of 2002, Conoco spent $63 million on downstream U.S. capital projects, down $4 million, or 6 percent, from $67 million in the first six months of 2001. In the first six months of 2002, a major portion of capital expenditures and investments were for ongoing refining operations and environmental upgrades to our Ponca City refinery. Capital expenditures and investments in the first six months of 2001 were principally related to several small investments in our pipeline and refining operations.

     International

     Conoco spent $68 million on downstream international capital projects during the first six months of 2002, down $35 million, or 34 percent, from $103 million in the first six months of 2001. In the first six months of 2002 and 2001, a major portion of capital expenditures and investments were for ongoing refining and marketing operations.

     Emerging Businesses

     Emerging businesses capital expenditures and investments totaled $126 million in the first six months of 2002, an increase of $36 million, or 40 percent, compared to $90 million in the first six months of 2001. The increased expenditures during the first six months of 2002 were primarily related to construction costs for the Immingham Combined Heat and Power Cogeneration plant located in the U.K. near our Humber refinery. Capital expenditures do not include construction costs associated with our natural gas refining pilot plant in Ponca City, Oklahoma as these costs were expensed as research and development costs.

     Corporate

     Corporate capital expenditures and investments totaled $3 million in the first six months of 2002, a decrease of $8 million, or 73 percent, compared to $11 million in the first six months of 2001. The decreased expenditures during the first six months of 2002 were largely the result of reduced spending on computer infrastructure.

     PROCEEDS FROM SALES OF ASSETS AND SUBSIDIARIES

     Proceeds from asset sales amounted to $107 million for the first six months of 2002, an increase of $9 million, or 9 percent, from $98 million in the first six months of 2001. Proceeds in the first six months of 2002 were primarily the result of the sale of Permian Basin producing properties in west Texas and the sale of our interest in the Suilven discovery in the U.K. Proceeds in the first six months of 2001 were primarily the result of the sale of our interest in Arkhangelskgeoldobycha, a Russian exploration and mining company, the sale of retail units and natural gas facilities in the United States and exiting our downstream operation in Spain.

FINANCING ACTIVITIES

     Conoco's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending to replace depleting assets. Conoco believes its future cash flow from operations and its borrowing capacity should be sufficient to fund its payments of dividends, if any, capital expenditures and working capital requirements and to service debt.

     At June 30, 2002, Conoco had an unsecured $2,500 million revolving credit facility with a syndicate of U.S. and international banks. The terms consist of a 364-day committed facility in the amount of $1,850 million and a multi-year committed facility in the amount of $650 million, which expires in May 2004. Conoco had no outstanding borrowings under the credit facility at June 30, 2002. On May 2, 2002, Conoco reduced availability under the 364-day facility from $2,350 million to $1,850 million and renewed it for another 364 days.

     Conoco maintains a $2,500 million U.S. commercial paper program and a euro 1,000 million European commercial paper program that are fully supported by the credit facility. Conoco has the ability to issue commercial paper at any time with maturities not to exceed 270 days. At June 30, 2002, we had $1,198 million of commercial paper outstanding, with a weighted-average interest rate of 2.02 percent. A total of $161 million of the outstanding commercial paper was denominated in foreign currencies but hedged to the dollar.

     Total Conoco debt was $10,022 million at June 30, 2002, up $630 million versus $9,392 million at December 31, 2001. The total debt-to-capitalization ratio was 55.6 percent at June 30, 2002 and 54.6 percent at December 31, 2001.

     During the first six months of 2002, Gulf Canada redeemed the remaining $5 million of its 7.125 percent notes due 2011, repurchased a total of $7 million of its 8.25 percent notes due 2017 and redeemed $67 million of 6.45 percent medium-term notes due 2007. The early repayment of this debt resulted in an extraordinary loss of $5 million ($3 million after-tax) for the first six months of 2002. In addition, Gulf Canada completed the redemption of its Series 1 and Series 2 preferred stock. The redemption resulted in a reduction of minority interest of $364 million.

     On June 25, 2002, the Oklahoma Development Finance Authority issued a $20 million 35-year industrial development bond on behalf of Conoco. The proceeds from the tax-exempt bond offering are being used to fund several capital improvement projects at the Ponca City refinery.

     In June 2002, Gulf Canada commenced a tender offer to acquire the remaining 28 percent interest in Gulf Indonesia Resources Limited (Gulf Indonesia) owned by minority shareholders at a price of $13.25 per share, or $329 million in the aggregate. As of July 30, 2002, Gulf Canada had acquired 97.1 percent of those shares in the initial offer, which expired on July 19, 2002 and in the subsequent offering period, which expired on July 30, 2002. As a result, Gulf Canada owned a total of 99 percent of the outstanding shares of Gulf Indonesia. Gulf Canada acquired the remaining shares through a compulsory acquisition in July 2002.

(b) RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30                       JUNE 30
                                                                -------------------------     -------------------------
                                                                   2002           2001           2002           2001
                                                                ----------     ----------     ----------     ----------
                                                                                      (IN MILLIONS)
SALES AND OTHER OPERATING REVENUES
   Upstream
     United States .........................................    $    1,489     $    1,890     $    2,638     $    4,576
     International .........................................         1,426          1,096          2,895          2,426
                                                                ----------     ----------     ----------     ----------
           Total upstream ..................................         2,915          2,986          5,533          7,002
   Downstream
     United States .........................................         3,505          4,575          6,119          8,378
     International .........................................         3,138          2,816          5,904          5,617
                                                                ----------     ----------     ----------     ----------
           Total downstream ................................         6,643          7,391         12,023         13,995
   Emerging businesses .....................................            --             --             --              5
   Corporate ...............................................            --             --             --             --
                                                                ----------     ----------     ----------     ----------
Sales and other operating revenues .........................    $    9,558     $   10,377     $   17,556     $   21,002
                                                                ==========     ==========     ==========     ==========
AFTER-TAX OPERATING INCOME
   Upstream
     United States .........................................    $       57     $      249     $       40     $      581
     International .........................................           216            244            389            532
                                                                ----------     ----------     ----------     ----------
           Total upstream ..................................           273            493            429          1,113
   Downstream
     United States .........................................           (16)           221             14            289
     International .........................................            53            (48)            81              5
                                                                ----------     ----------     ----------     ----------
           Total downstream ................................            37            173             95            294
   Emerging businesses .....................................           (30)           (17)           (57)           (34)
   Corporate ...............................................           (47)           (31)           (72)           (55)
                                                                ----------     ----------     ----------     ----------
           Total after-tax operating income ................           233            618            395          1,318
Interest and other non-operating expenses net of tax .......          (103)           (66)          (161)          (113)
                                                                ----------     ----------     ----------     ----------
Net income .................................................    $      130     $      552     $      234     $    1,205
                                                                ==========     ==========     ==========     ==========

SPECIAL ITEMS

     Net income includes the following non-recurring items (special items) on an after-tax basis:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30                       JUNE 30
                                                                -------------------------     -------------------------
                                                                   2002           2001           2002           2001
                                                                ----------     ----------     ----------     ----------
                                                                                      (IN MILLIONS)
UPSTREAM
    Asset sales ............................................    $       --     $       --     $       19     $       --
    Cumulative effect of accounting changes ................            --             --            (17)            40
    Merger costs ...........................................            --             --             (1)            --
                                                                ----------     ----------     ----------     ----------
         Total upstream special items ......................            --             --              1             40
DOWNSTREAM
    Cumulative effect of accounting changes ................            --             --             40             (3)
    Humber fire repairs ....................................             6            (54)             6            (54)
    Merger costs ...........................................            --             --             (1)            --
                                                                ----------     ----------     ----------     ----------
         Total downstream special items ....................             6            (54)            45            (57)
CORPORATE
    Discontinued businesses ................................            --             --             18             --
    Merger costs ...........................................           (15)            --            (23)            --
                                                                ----------     ----------     ----------     ----------
         Total corporate special items .....................           (15)            --             (5)            --
INTEREST AND OTHER NON-OPERATING EXPENSES
    Premium on debt retirement .............................            (2)            --             (3)            --
                                                                ----------     ----------     ----------     ----------
Total special items ........................................    $      (11)    $      (54)    $       38     $      (17)
                                                                ==========     ==========     ==========     ==========

     Special items totaling a charge of $11 million for the second quarter of 2002 included a $15 million charge for expenses related to our planned merger with Phillips and a $2 million extraordinary item charge related to premiums incurred on the early repayment of Gulf Canada debt, partially offset by a $6 million gain related to a revised insurance recovery estimate in connection with the U.K. Humber refinery explosion and fire in April 2001.

     In addition to the special items set forth in the previous paragraph, special items of $49 million for the first quarter of 2002 included gains of $60 million consisting of $19 million from the sale of U.S. Permian Basin producing properties, $23 million to cumulative effect of accounting changes and insurance proceeds of $18 million associated with a discontinued business, partially offset by a $10 million charge for expenses related to our planned merger with Phillips and a $1 million extraordinary item charge related to premiums incurred on the early repayment of Gulf Canada debt.

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

     Included in net income for international upstream was a $7 million loss for the second quarter of 2002 and an $18 million gain for the first six months of 2002 related to changes in the fair value of the long-term international gas contracts mentioned in the paragraph above.

     Special items for the second quarter 2001 included a charge of $54 million to record repairs and other costs associated with the U.K. Humber refinery explosion and fire in April 2001.

     In addition to the special item set forth in the previous paragraph, special items for the first quarter of 2001 included a cumulative transition gain of $37 million recorded on January 1, 2001 upon initial adoption of SFAS
133. This cumulative transition gain included a $40 million gain in upstream related to changes in the fair value of certain crude oil put options from their purchase date to the January 1, 2001 adoption of SFAS 133 and a $3 million charge in U.S. downstream associated with various derivatives.

     The $40 million upstream gain consisted of $8 million that was U.S. related and $32 million that was related to international operations. Also included in net income for upstream was a $9 million expense for the second quarter of 2001 and a $52 million expense for the first six months of 2001 related to changes in the fair value of these same crude oil put options. The $9 million expense for the second quarter of 2001 consisted of $1 million for U.S. operations and $8 million for international operations, while the $52 million for the first six months of 2001 consisted of $10 million for U.S. operations and $42 million for international operations.

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

     Net income was $130 million in the second quarter of 2002, down 76 percent from $552 million in the second quarter of 2001. Net income before special items was $141 million in the second quarter of 2002, down 77 percent from $606 million in the second quarter of 2001. These decreases predominantly reflected lower natural gas prices, lower refining margins and non-cash charges resulting from adverse currency movements. Partly offsetting these decreases were increased crude oil sales and natural gas volumes resulting from our 2001 Gulf Canada acquisition.

     Sales and other operating revenues for the second quarter of 2002 were $9,558 million, down 8 percent from $10,377 million in the second quarter of 2001, primarily due to lower crude oil, natural gas and refined product prices. Crude oil and refined product buy/sell and natural gas resale activities in the second quarter of 2002 totaled $2,352 million, down 14 percent compared to $2,743 million in the second quarter of 2001, primarily due to lower natural gas prices and decreased refined product sales volumes.

     Income from equity affiliates for the second quarter of 2002 was $80 million, up $21 million, or 36 percent, compared to $59 million in the second quarter of 2001. Additional crude oil volumes and higher syncrude oil prices in the second quarter of 2002 from our Petrozuata joint venture drove this improvement, partly offset by the devaluation of the bolivar.

     Other income for the second quarter of 2002 was $22 million, down $92 million from other income of $114 million in the second quarter of 2001. Unrealized losses of $8 million from the crude oil and natural gas hedges initiated with the Gulf Canada acquisition, as compared to unrealized gains of $38 million in the second quarter of 2001, were the primary reason for this decrease. Also contributing to the decrease was a reduction in income from the Deir Ez Zor Gas project in Syria as we completed a construction contract in 2001.

     Cost of goods sold for the second quarter of 2002 totaled $5,739 million, a decrease of $605 million, or 10 percent, compared to $6,344 million in the first quarter of 2001, primarily due to the decrease in natural gas prices and lower refinery feedstock costs.

     Operating expenses for the second quarter of 2002 were $783 million, up 12 percent, or $83 million, compared to $700 million for the first quarter of 2001. This increase was primarily due to our Gulf Canada acquisition.

     Exploration expenses for the second quarter of 2002 totaled $106 million, an increase of $50 million, or 89 percent, compared to $56 million from the first quarter of 2001, reflecting higher exploration expenses due to our Gulf Canada acquisition.

     Depreciation, depletion and amortization (DD&A) for the second quarter of 2002 totaled $466 million, an increase of $128 million, or 38 percent, compared to $338 million in the first quarter of 2001. The increase was principally due to changes in rates and field mix and the volumes associated with the Gulf Canada acquisition.

     Income tax expense for the second quarter of 2002 totaled $166 million, down 70 percent, compared to $549 million for the second quarter of 2001, as a result of lower pretax income. The effective tax rate, approximately 56 percent in the second quarter of 2002 compared to 50 percent in the first quarter of 2001, was higher primarily due to a significantly higher portion of pretax income being generated in countries with higher effective tax rates.

FIRST SIX MONTHS 2002 VERSUS FIRST SIX MONTHS 2001

     Conoco had net income of $234 million in the first six months of 2002, down $971 million, or 81 percent, from $1,205 million in the first six months of 2001. Net income before special items was $196 million in the first six months of 2002, down 84 percent from $1,222 million in the first six months of 2001. These decreases predominantly reflected lower natural gas and crude oil prices, weaker downstream margins, a non-cash charge for the mark-to-market portion of crude oil and natural gas hedges associated with the Gulf Canada acquisition and non-cash charges resulting from adverse currency movements. Partly offsetting these decreases were increased crude oil sales and natural gas volumes resulting from our 2001 Gulf Canada acquisition.

     Sales and other operating revenues for the first six months of 2002 were $17,556 million, down 16 percent from $21,002 million in the first six months of 2001, primarily due to lower crude oil, natural gas and refined product prices. Crude oil and refined product buy/sell and natural gas resale activities in the first six months of 2002 totaled $3,919 million, down 30 percent compared to $5,575 million in the first six months of 2001, primarily due to lower crude oil, natural gas and refined product prices and decreased refined product sales volumes.

     Income from equity affiliates for the first six months of 2002 was $116 million, up $36 million, or 45 percent, compared to $80 million in the first six months of 2001. Additional crude oil volumes, higher syncrude oil prices and lower costs in the first six months of 2002 from our Petrozuata joint venture drove this improvement, partly offset by the devaluation of the bolivar.

     Other income for the first six months of 2002 was $7 million, down $138 million from other income of $145 million in the first six months of 2001. Unrealized losses of $170 million from the crude oil and natural gas hedges initiated with the Gulf Canada acquisition, as compared to unrealized gains of $38 million in the first six months of 2001, were the primary reason for this decrease. Also contributing to the decrease was a reduction in income from the Deir Ez Zor Gas project in Syria as we completed a construction contract in 2001. Partially offsetting these losses was a gain in the first six months of 2002 related to changes in the fair value of long-term gas contracts from adopting FASB DIG Interpretations of SFAS 133. Other income for the first six months of 2001 also included unrealized losses related to the change during the six-month period in the market value of crude oil put options as a result of the implementation of SFAS 133.

     Cost of goods sold for the first six months of 2002 totaled $10,207 million, a decrease of $2,756 million, or 21 percent, compared to $12,963 million in the first six months of 2001, primarily due to the decrease in natural gas prices and lower refinery feedstock costs.

     Operating expenses for the first six months of 2002 were $1,475 million, up 12 percent, or $161 million, compared to $1,314 million for the first six months of 2001. This increase was primarily due to our Gulf Canada acquisition.

     Exploration expenses for the first six months of 2002 totaled $176 million, an increase of $83 million, or 89 percent, compared to $93 million from the first six months of 2001, reflecting higher exploration expenses due to our Gulf Canada acquisition and higher dry hole costs.

     DD&A for the first six months of 2002 totaled $932 million, an increase of $241 million, or 35 percent, compared to $691 million in the first six months of 2001. The increase was principally due to changes in rates and field mix and the volumes associated with the Gulf Canada acquisition.

     Income tax expense for the first six months of 2002 totaled $301 million, down 72 percent, compared to $1,078 million for the first six months of 2001, as a result of lower pretax income. The effective tax rate, approximately 58 percent in the first six months of 2002 compared to 48 percent in the first six months of 2001, was higher primarily due to a significantly higher portion of pretax income being generated in countries with higher effective tax rates.

UPSTREAM SEGMENT RESULTS

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30                      JUNE 30
                                                                ------------------------    -------------------------
                                                                   2002          2001          2002           2001
                                                                ----------    ----------    ----------     ----------
                                                                                    (IN MILLIONS)
After-tax operating income
   United States ...........................................    $       57    $      249    $       40     $      581
   International ...........................................           216           244           389            532
                                                                ----------    ----------    ----------     ----------
     After-tax operating income ............................           273           493           429          1,113
Special items
   United States ...........................................            --            --           (18)            (8)
   International ...........................................            --            --            17            (32)
                                                                ----------    ----------    ----------     ----------
     Special items .........................................            --            --            (1)           (40)

Earnings before special items
   United States ...........................................            57           249            22            573
   International ...........................................           216           244           406            500
                                                                ----------    ----------    ----------     ----------
Earnings before special items ..............................    $      273    $      493    $      428     $    1,073
                                                                ==========    ==========    ==========     ==========

     The following table sets forth for Conoco, including equity affiliates, average sales prices per barrel of crude oil and condensate sold and average sales prices per thousand cubic feet (mcf) of natural gas sold.

                                                           UNITED                     CONSOLIDATED     EQUITY          TOTAL
                                                           STATES         INT'L.        COMPANIES     COMPANIES      WORLDWIDE
                                                        ------------   ------------   ------------   ------------   ------------
                                                                                 (UNITED STATES DOLLARS)
FOR THE QUARTER ENDED JUNE 30, 2002
   Average sales prices of produced petroleum
    including hedges
     Per barrel of crude oil and condensate sold ....   $      22.37   $      23.69   $      23.54   $      18.13   $      22.45
     Per mcf of natural gas sold ....................           3.18           2.68           2.83           2.60           2.83
   Average sales prices of produced petroleum
    excluding hedges
     Per barrel of crude oil and condensate sold ....   $      23.51   $      23.69   $      23.67   $      18.13   $      22.56
     Per mcf of natural gas sold ....................           3.11           2.65           2.79           2.60           2.79
FOR THE QUARTER ENDED JUNE 30, 2001(1)
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ....   $      24.21   $      26.29   $      25.92   $      14.51   $      23.82
     Per mcf of natural gas sold ....................           4.45           3.33           3.87           5.28           3.89

                                                           UNITED                     CONSOLIDATED     EQUITY          TOTAL
                                                           STATES         INT'L.        COMPANIES     COMPANIES      WORLDWIDE
                                                        ------------   ------------   ------------   ------------   ------------
                                                                                 (UNITED STATES DOLLARS)
FOR THE FIRST SIX MONTHS ENDED JUNE 30, 2002
   Average sales prices of produced petroleum
    including hedges
     Per barrel of crude oil and condensate sold ....   $      22.80   $      21.70   $      21.83   $      15.62   $      20.57
     Per mcf of natural gas sold ....................           2.91           2.84           2.86           2.39           2.81
   Average sales prices of produced petroleum
    excluding hedges
     Per barrel of crude oil and condensate sold ....   $      20.63   $      21.70   $      21.58   $      15.62   $      20.37
     Per mcf of natural gas sold ....................           2.82           2.81           2.81           2.39           2.76
FOR THE FIRST SIX MONTHS ENDED JUNE 30, 2001(1)
   Average sales prices of produced petroleum
     Per barrel of crude oil and condensate sold ....   $      24.75   $      25.46   $      25.32   $      13.61   $      23.51
     Per mcf of natural gas sold ....................           5.60           3.73           4.59           6.36           4.61

----------

(1) There were no hedging effects on realized prices in the first six months of 2001.

     The following table sets forth for Conoco the average sales price per barrel of Canadian Syncrude sold from the Canadian Syncrude project in Canada.

                                                                                                           AMOUNT
                                                                                                       --------------
                                                                                                       (UNITED STATES
                                                                                                          DOLLARS)
CANADIAN SYNCRUDE
FOR THE QUARTER ENDED JUNE 30, 2002
    Average sales price of Canadian Syncrude sold....................................................  $       23.96
FOR THE FIRST SIX MONTHS ENDED JUNE 30, 2002
    Average sales price of Canadian Syncrude sold....................................................          22.80

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

     Upstream earnings before special items were $273 million in the second quarter of 2002, down 45 percent from $493 million in the second quarter of 2001, driven by lower natural gas prices. Increased international production partly offset the fall in prices. U.S. upstream earnings before special items was $57 million in the second quarter of 2002, down $192 million from $249 million in the comparable period of 2001, reflecting much lower natural gas prices and decreased volumes due to dispositions. The second quarter 2001 results also benefited from higher natural gas transportation and storage margins and unrealized mark-to-market gains on commodity hedges. International upstream earnings before special items were $216 million, a decrease of 11 percent from $244 million in the comparable period in 2001. The decrease was principally attributable to lower natural gas prices, higher overhead and operating expenses, DD&A and exploration expenses, partly offset by increased crude oil and natural gas volumes.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $22.45 per barrel for the second quarter of 2002, down $1.37 per barrel, or 6 percent, from $23.82 per barrel in the second quarter of 2001. Worldwide net realized natural gas prices, including equity affiliates, averaged $2.83 per mcf for the second quarter of 2002, compared with $3.89 per mcf in the same period in 2001, a decrease of 27 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, but excluding Canadian Syncrude, in the second quarter of 2002 was 428,000 barrels per day versus 384,000 barrels per day in the second quarter of 2001, an 11 percent increase. U.S. petroleum liquids production was down 22 percent as a result of asset dispositions in 2001. International petroleum liquids production increased 19 percent to 372,000 barrels per day due to the Gulf Canada acquisition and increases in Venezuela. Canadian Syncrude production for the second quarter of 2002 was 20,000 barrels per day.

     Worldwide natural gas production, including our share of equity affiliates, in the second quarter of 2002 was up 36 percent to 2,326 million cubic feet
(mmcf) per day from 1,716 mmcf per day in the second quarter of 2001. U.S. natural gas production was down 14 percent while international natural gas production was up 82 percent. The international increase was mainly due to our Gulf Canada acquisition and increases in Norway, while the U.S. decline was attributable to asset dispositions in 2001 and rig count reductions in the south Texas Lobo field.

     Worldwide refined product sales for upstream in the second quarter of 2002 were 276,000 barrels per day, up 78 percent from the second quarter of 2001, primarily due to additional volumes available for sale. Additionally, during the second quarter 2002, Conoco sold 6.3 billion cubic feet (bcf) of natural gas per day in North America, including third party purchases of 3.2 bcf per day versus the second quarter sales in 2001 of 3.8 bcf per day, including third party purchases of 1.6 bcf per day.

FIRST SIX MONTHS 2002 VERSUS FIRST SIX MONTHS 2001

     Upstream earnings before special items were $428 million in the first six months of 2002, down 60 percent from $1,073 million in the first six months of 2001, driven by significantly weaker worldwide natural gas and crude oil prices, unrealized mark-to-market losses from open crude oil and natural gas hedges and higher costs, mainly reflecting the addition of Gulf Canada operations. Increased international production partly offset the fall in prices and higher costs. U.S. upstream earnings before special items was $22 million in the first six months of 2002, down $551 million from $573 million in the comparable period of 2001, reflecting lower crude oil and natural gas prices, the non-cash charge for the unrealized mark-to-market portion of open crude oil and natural gas hedges associated with the Gulf Canada acquisition, as well as lower crude oil and natural gas volumes. International upstream earnings before special items were $406 million, a decrease of 19 percent from $500 million in the comparable period in 2001. The decline was primarily attributable to lower crude oil and natural gas prices, higher overhead and operating expenses, DD&A and exploration expenses, partly offset by increased crude oil and natural gas volumes.

     Conoco's worldwide net realized crude oil price, including equity affiliates, was $20.57 per barrel for the first six months of 2002, down $2.94 per barrel, or 13 percent, from $23.51 per barrel in the first six months of 2001. Worldwide net realized natural gas prices, including equity affiliates, averaged $2.81 per mcf for the first six months of 2002, compared with $4.61 per mcf in the same period in 2001, a decrease of 39 percent.

     Worldwide petroleum liquids production, including our share of equity affiliates, but excluding Canadian Syncrude, in the first six months of 2002 was 434,000 barrels per day versus 382,000 barrels per day in the first six months of 2001, a 14 percent increase. U.S. petroleum liquids production was down 22 percent as a result of asset dispositions in 2001. International petroleum liquids production increased 22 percent to 377,000 barrels per day due to the Gulf Canada acquisition and increases in Norway and Venezuela, partly offset by declines in the U.K. Canadian Syncrude production for the first six months of 2002 was 21,000 barrels per day.

     Worldwide natural gas production, including our share of equity affiliates, in the first six months of 2002 was up 33 percent to 2,355 mmcf per day from 1,768 mmcf per day in the first six months of 2001. U.S. natural gas production was down 12 percent while international natural gas production was up 73 percent. The international increase was mainly due to our Gulf Canada acquisition and increases in Norway, while the U.S. decline was attributable to asset dispositions in 2001, rig count reductions in the south Texas Lobo field and natural field decline.

     Worldwide refined product sales for upstream in the first six months of 2002 were 262,000 barrels per day, up 49 percent from the first six months of 2001, primarily due to additional volumes available for sale. Additionally, during the first six months of 2002, Conoco sold 5.5 bcf of natural gas per day in North America, including third party purchases of 2.8 bcf per day versus the first six months sales in 2001 of 3.7 bcf per day, including third party purchases of 1.5 bcf per day.

DOWNSTREAM SEGMENT RESULTS

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30                    JUNE 30
                                           ------------------------    ------------------------
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
                                                               (IN MILLIONS)
After-tax operating income
   United States .......................   $      (16)   $      221    $       14    $      289
   International .......................           53           (48)           81             5
                                           ----------    ----------    ----------    ----------
     After-tax operating income ........           37           173            95           294
Special items
   United States .......................           --            --           (21)            3
   International .......................           (6)           54           (24)           54
                                           ----------    ----------    ----------    ----------
     Special items .....................           (6)           54           (45)           57

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30                    JUNE 30
                                           ------------------------    ------------------------
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
                                                               (IN MILLIONS)
Earnings before special items
   United States .......................          (16)          221            (7)          292
   International .......................           47             6            57            59
                                           ----------    ----------    ----------    ----------
Earnings before special items ..........   $       31    $      227    $       50    $      351
                                           ==========    ==========    ==========    ==========

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

     Downstream earnings before special items were $31 million for the second quarter of 2002, a decrease of $196 million, or 86 percent, from $227 million in the comparable period in 2001 due to significantly lower refining margins. U.S. downstream earnings before special items were a loss of $16 million for the second quarter of 2002, down $237 million from $221 million in the second quarter of 2001. The decrease was primarily attributable to very weak refining spreads, reduced discounts for heavy crude oil and lower marketing margins. International downstream earnings before special items were $47 million for the second quarter of 2002, up $41 million from $6 million in the comparable period in 2001, primarily reflecting higher refining volumes and improved marketing margins. In 2001, the Humber refinery did not operate for most of the second quarter. Worldwide refined product sales in the second quarter of 2002 were 1,274,000 barrels per day, down 3 percent from the second quarter of 2001, principally due to reduced demand in the U.S.

FIRST SIX MONTHS 2002 VERSUS FIRST SIX MONTHS 2001

     Downstream earnings before special items were $50 million for the first six months of 2002, a decrease of $301 million, or 86 percent, from $351 million in the comparable period in 2001 due to much lower refining margins in all regions, partially offset by improved co-product margins caused by lower crude oil prices. U.S. downstream earnings before special items were a loss of $7 million for the first six months of 2002, down $299 million from $292 million in the first six months of 2001. The decrease was predominantly attributable to very weak refining margins, lower marketing margins and reduced price discounts for heavy oil. International downstream earnings before special items were $57 million for the first six months of 2002, down $2 million, or 3 percent, from $59 million in the comparable period in 2001, primarily reflecting weak European and Asian refining and marketing margins, partly offset by increased refining volumes. Worldwide refined product sales in the first six months of 2002 were 1,225,000 barrels per day, down 5 percent from the first six months of 2001, primarily due to reduced demand in the U.S.

EMERGING BUSINESSES SEGMENT RESULTS

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30                     JUNE 30
                                           ------------------------    ------------------------
                                              2002          2001          2002         2001
                                           ----------    ----------    ----------    ----------
                                                               (IN MILLIONS)
After-tax operating loss ...............   $      (30)   $      (17)   $      (57)   $      (34)
Special items ..........................           --            --            --            --
                                           ----------    ----------    ----------    ----------
Losses before special items ............   $      (30)   $      (17)   $      (57)   $      (34)
                                           ==========    ==========    ==========    ==========

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

     Emerging businesses operating losses were $30 million for the second quarter of 2002, an increase of $13 million compared to $17 million in the second quarter of 2001, principally due to construction expenses for the natural gas refining pilot plant in Ponca City, Oklahoma, scheduled for completion in the fourth quarter of 2002.

FIRST SIX MONTHS 2002 VERSUS FIRST SIX MONTHS 2001

     Emerging businesses operating losses were $57 million for the first six months of 2002, an increase of $23 million compared to $34 million in the first six months of 2001, principally due to construction expenses for the natural gas refining pilot plant in Ponca City, Oklahoma, scheduled for completion in the fourth quarter of 2002.

CORPORATE SEGMENT RESULTS

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30                     JUNE 30
                                           ------------------------    ------------------------
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
                                                              (IN MILLIONS)
After-tax operating loss ...............   $      (47)   $      (31)   $      (72)   $      (55)
Special items ..........................           15            --             5            --
                                           ----------    ----------    ----------    ----------
Losses before special items ............   $      (32)   $      (31)   $      (67)   $      (55)
                                           ==========    ==========    ==========    ==========

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

     Corporate operating losses before special items were $32 million for the second quarter of 2002, an increase of $1 million compared to $31 million in the second quarter of 2001, mainly due to higher minority interest costs.

FIRST SIX MONTHS 2002 VERSUS FIRST SIX MONTHS 2001

     Corporate operating losses before special items were $67 million for the second quarter of 2002, an increase of $12 million compared to $55 million in the second quarter of 2001, mainly due to higher minority interest costs as well as slightly higher technology, aviation and legal costs.

INTEREST AND OTHER NON-OPERATING EXPENSES NET OF TAX

                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30                      JUNE 30
                                                                              ------------------------    ------------------------
                                                                                 2002          2001          2002           2001
                                                                              ----------    ----------    ----------    ----------
                                                                                                   (IN MILLIONS)
Interest expense on debt ..................................................   $      (92)   $      (65)   $     (178)   $     (132)
Interest income ...........................................................           42            14            74            25
Exchange losses ...........................................................          (47)          (12)          (51)           (3)
Other .....................................................................           (6)           (3)           (6)           (3)
                                                                              ----------    ----------    ----------    ----------
Interest and other non-operating expenses net of tax ......................         (103)          (66)         (161)         (113)
Special items .............................................................            2            --             3            --
                                                                              ----------    ----------    ----------    ----------
Interest and other non-operating expenses net of tax before special
   items ..................................................................   $     (101)   $      (66)   $     (158)   $     (113)
                                                                              ==========    ==========    ==========    ==========

SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001

     Interest and other non-operating expenses before special items for the second quarter of 2002 amounted to $101 million, an increase of $35 million, or 53 percent, compared to $66 million in the comparable period in 2001. This increase is primarily attributable to the increased effect of adverse foreign currency movements and an increase in pre-tax interest expense resulting from additional debt incurred to acquire Gulf Canada, partially offset by higher interest income.

FIRST SIX MONTHS 2002 VERSUS FIRST SIX MONTHS 2001

     Interest and other non-operating expenses before special items for the first six months of 2002 amounted to $158 million, an increase of $45 million, or 40 percent, compared to $113 million in the comparable period in 2001. This increase is primarily attributable to the increased effect of adverse foreign currency movements and an increase in pre-tax interest expense resulting from additional debt incurred to acquire Gulf Canada partially offset by higher interest income.

TAX MATTERS

     During July 2002, the U.K. government enacted changes to their tax laws applicable to income from the production of oil and gas, including a 10 percent supplementary charge to corporation taxes on North Sea profits. As a result of the changes in the law, we estimate a one-time deferred tax charge of approximately $125 million will be recorded during the third quarter. In addition we estimate an ongoing increase in U.K. taxes of $40 million to $50 million annually, dependent on the level of future North Sea income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

     Changes in commodity price risk, foreign currency risk and interest rate risk for the period ended June 30, 2002, are summarized below.

     COMMODITY PRICE RISK

     The fair value gain or loss of outstanding derivative commodity instruments and the change in the fair value that would be expected from a 10 percent adverse price change are shown in the following table:

                                                                    CHANGE IN FAIR
                                                                      VALUE FROM
                                                                      10% ADVERSE
                                                      FAIR VALUE     PRICE CHANGE
                                                     ------------   --------------
                                                            (IN MILLIONS)
COMMODITY DERIVATIVES(1)
AT JUNE 30, 2002
Crude oil and refined products
   Trading .......................................   $          6    $         (1)
   Non-trading(2) ................................             25             (35)
                                                     ------------    ------------
Combined .........................................             31             (36)

Natural gas and electricity
   Trading .......................................             (2)             (2)
   Non-trading(3) ................................             82             (25)
                                                     ------------    ------------
Combined .........................................             80             (27)
                                                     ------------    ------------
Total ............................................   $        111    $        (63)
                                                     ============    ============

AT DECEMBER 31, 2001
Crude oil and refined products
   Trading .......................................   $         --    $         (3)
   Non-trading(2) ................................            264            (105)
                                                     ------------    ------------
Combined .........................................            264            (108)

Natural gas and electricity
   Trading .......................................             --              (1)
   Non-trading(3) ................................             74              (8)
                                                     ------------    ------------
Combined .........................................             74              (9)
                                                     ------------    ------------
Total ............................................   $        338    $       (117)
                                                     ============    ============

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

(3) Includes collars with a $4.00 floor price and a $4.60 cap price (NYMEX equivalent) on approximately 120,000 mmbtu per day for the period October 2001 through December 2002. In August 2002, these contracts were settled at their fair value of $64 million.

     Includes swaps at $4.02 on approximately 100,000 mmbtu per day for the period October 2001 through December 2002. In late July 2002, all swaps were closed out with the exception of the period November through December 2002 at a fair value of $52 million.

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

EXCHANGE AND NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

                                                                                                  NON-
                                                                               EXCHANGE         EXCHANGE
                                                                                TRADED           TRADED          TOTAL
                                                                              ------------    ------------    ------------
                                                                                              (IN MILLIONS)
Fair value of contracts outstanding at January 1, 2002 ....................   $         (4)   $        342    $        338
Implementation of DIG Interpretations A18 and A19 (1) .....................             --             (28)            (28)
Contracts realized or otherwise settled during the period .................             (3)             19              16
Fair value of new contracts when entered into during the period ...........              1              14              15
Changes in fair value values attributable to changes
   in valuation techniques ................................................             --              --              --
Other changes in fair values ..............................................              8            (238)           (230)
                                                                              ------------    ------------    ------------
Fair value of contracts outstanding at June 30, 2002 ......................   $          2    $        109    $        111
                                                                              ============    ============    ============


----------
(1) Reduction in the January 1, 2002 fair value of certain long-term international gas contracts resulting from the application of FASB DIG Interpretations of SFAS 133.


                                                                     FAIR VALUE OF CONTRACTS AT PERIOD-END
                                                 -----------------------------------------------------------------------------
                                                                                                   MATURITY IN
                                                 MATURITY UP       MATURITY       MATURITY         EXCESS OF 5     TOTAL FAIR
                                                  TO 1 YEAR       2-3 YEARS       4-5 YEARS           YEARS          VALUE
                                                 ------------    ------------    ------------     ------------    ------------
                                                                                (IN MILLIONS)
SOURCE OF FAIR VALUE
Prices actively quoted
  Exchange ..................................    $          2    $         --    $         --     $         --    $          2
  Non-exchange ..............................             105               6              (2)              --             109
                                                 ------------    ------------    ------------     ------------    ------------
     Subtotal ...............................             107               6              (2)              --             111
Prices provided by other external
   sources ..................................              --              --              --               --              --
Prices based on models and other
   valuation methods ........................              --              --              --               --              --
                                                 ------------    ------------    ------------     ------------    ------------
   Total ....................................    $        107    $          6    $         (2)    $         --    $        111
                                                 ============    ============    ============     ============    ============

     FOREIGN CURRENCY RISK

     At June 30, 2002, Conoco had $161 million in foreign currency swaps associated with our European commercial paper program. At December 31, 2001, the U.S. dollar equivalent of all non-U.S. dollar notes outstanding was $29 million, all of which were swapped to the U.S. dollar.

     At June 30, 2002, we had open foreign currency exchange derivative instruments with a notional value of $631 million related to future foreign currency purchases. At December 31, 2001, we had open foreign currency exchange derivative instruments with a notional value of $9 million related to forward currency sales.

     The fair value of outstanding foreign currency hedges and the change in the fair value that would be expected from a 10 percent adverse foreign currency rate change are shown in the following table:

                                                                                      CHANGE IN FAIR VALUE
                                                                                        FROM 10% ADVERSE
                                                                                     FOREIGN CURRENCY RATE
                                                       FAIR VALUE                           CHANGE
                                                       --------------------          ---------------------
                                                                          (IN MILLIONS)
FOREIGN CURRENCY DERIVATIVES
AT JUNE 30, 2002
   Non-trading ..............................          $                  4           $                (35)

AT DECEMBER 31, 2001
   Non-trading ..............................          $                 --           $                 (4)

     Price-risk sensitivities were calculated by assuming an across-the-board 10 percent adverse change in foreign currency rates.

INTEREST RATE RISK

     The fair value gain or loss of outstanding interest rate swaps and the change in fair value that would be expected from a 10 percent adverse interest rate change are shown in the following table:

                                                                                      CHANGE IN FAIR VALUE
                                                                                        FROM 10% ADVERSE
                                                            FAIR VALUE                INTEREST RATE CHANGE
                                                       --------------------           --------------------
                                                                          (IN MILLIONS)
INTEREST RATE DERIVATIVES
AT JUNE 30, 2002
Fixed rate to floating rate
  Notes due 2009 ............................          $                (10)          $                (31)
  Notes due 2029 ............................                           (49)                          (122)
                                                       --------------------           --------------------
Fixed rate to floating rate .................                           (59)                          (153)
Floating rate to fixed rate .................                           (17)                           (18)
                                                       --------------------           --------------------
Total .......................................          $                (76)          $               (171)
                                                       ====================           ====================
AT DECEMBER 31, 2001
Fixed rate to floating rate
  Notes due 2009 ............................          $                (35)          $                (52)
  Notes due 2029 ............................                           (74)                          (134)
                                                       --------------------           --------------------
Fixed rate to floating rate .................                          (109)                          (186)
Floating rate to fixed rate .................                            (8)                            (1)
                                                       --------------------           --------------------
Total .......................................          $               (117)          $               (187)
                                                       ====================           ====================

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the legal proceedings previously reported in the 2001 Annual Report on Form 10-K and the first quarter 2002 report on Form 10-Q, except as described below.

     An accrual of $112 million was recorded during the fourth quarter of 2001 for a litigation settlement related to certain discontinued chemicals businesses for which we assumed responsibility for claims as a result of the separation agreement with DuPont. As of the end of July 2002, we paid $109 million of the accrual, with the remainder to be paid during August 2002. Additionally, to date we have recovered insurance proceeds of $28 million related to this claim.

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

     Conoco reached agreement with the U.S. Department of Interior on the drilling moratorium on the Destin Dome properties offshore Florida. Under the terms of the agreement, Conoco will relinquish its interest in the properties in exchange for $46 million paid by the U.S. government. This will result in an estimated gain of approximately $11 million in the third quarter of 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Conoco's annual meeting of stockholders was held on May 21, 2002 for the purpose of (1) electing three directors and (2) ratifying the appointment of PricewaterhouseCoopers LLP as Conoco's independent public accountants for 2002.

          1.   Election of Directors

     Stockholders elected Ruth R. Harkin, Frank A. McPherson and General Charles
C. Krulak, each for a three-year term expiring at the 2005 Annual Meeting. The vote tabulation for each individual director was as follows:


DIRECTOR                                                   FOR                  WITHHELD
                                                       -----------             ----------
Ruth R. Harkin...............................          543,624,643              6,534,295
Frank A. McPherson...........................          543,610,601              6,548,337
General Charles C. Krulak....................          537,437,695             12,721,243

     Directors continuing in office were Archie W. Dunham, William K. Reilly, Franklin A. Thomas, Richard H. Auchinleck, Kenneth M. Duberstein, William R. Rhodes and A. R. "Tony" Sanchez, Jr.

          2. Proposal ratifying the appointment of PricewaterhouseCoopers LLP as Conoco's independent public accountants for 2002.

For.................................................................           529,879,275
Against.............................................................            19,849,771
Abstain.............................................................               429,892

ITEM 5. OTHER INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "anticipates," "intends," "plans," "projects," "believes," "estimates," "will," "should," and similar expressions.

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

     o    changes in our business, operations, results and prospects;

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

     o changes in tax and other laws or regulations applicable to our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibit index filed with this Form 10-Q is on page 32.

(b)  REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONOCO INC.
                                   (Registrant)





                                   By:       /s/ W. DAVID WELCH
                                       ----------------------------------
                                        Vice President, Controller and
                                         Principal Accounting Officer


Date:  August 9, 2002

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                         DESCRIPTION
        -------                        -----------

          12*         Computation of Ratio of Earnings to Fixed Charges.

          99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed herein.